Form 10-Q
period 1995-06-30
MONITEK TECHNOLOGIES INC
filed 1995-08-11
CIK 814180

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1995             Commission File Number 33-14201
                  -------------                                    --------

                          MONITEK TECHNOLOGIES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                    Delaware                              94-1689129
        -------------------------------               -------------------
        (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)               Identification No.)

         1495 Zephyr Avenue, Hayward, CA                      94544
     ----------------------------------------               ----------
     (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code    (510) 471-8300
                                                      --------------

                                     NONE
- --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
                                                     YES X   NO___
                                                        ---

                                                     Outstanding at
          CLASS                                       June 30, 1995
          -----                                       -------------
COMMON STOCK - $.01 PAR VALUE                            1,690,424

CLASS A COMMON STOCK - $.01 PAR VALUE                    1,252,676

                          MONITEK TECHNOLOGIES, INC.
                          --------------------------


                               TABLE OF CONTENTS
                               -----------------

ITEM      DESCRIPTION                                          PAGE
- ----      -----------                                          ----

          PART I - FINANCIAL INFORMATION
          ------------------------------

1.        Financial Statements

          Consolidated Balance Sheets as of March 31,1995
          (audited) and June 30, 1995 (unaudited)................3

          Consolidated Statements of Operations (unaudited)
          for the Three Months Ended June 30, 1994 and
          June 30, 1995..........................................5

          Consolidated Statements of Cash Flows (unaudited)
          for the Three Months Ended June 30, 1994
          and June 30, 1995......................................6

          Notes to Consolidated Financial Statements.............7

2.        Management's Discussion and Analysis of Financial
          Condition and Results of Operations....................9

          PART II - OTHER INFORMATION
          ---------------------------

6.        Exhibits and Reports on Form 8-K......................12


          SIGNATURE............................................ 12
          ---------

                  MONITEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       MARCH 31, 1995 AND JUNE 30, 1995

                                                             March 31,    June 30,
                                                               1995         1995
                                                             (Audited)   (Unaudited)
                                                            -----------  -----------
          ASSETS
          ------

Current Assets:

 Cash and equivalents.....................................  $   59,908   $   59,627
 Accounts receivable, less allowance for
  doubtful accounts of $35,465 and $43,541................     896,704    1,063,282
 Inventories..............................................   1,488,502    1,483,330
 Prepaid expenses.........................................         -         20,068
 Other current assets.....................................     113,213      129,267
                                                            ----------   ----------

      Total Current Assets................................   2,558,327    2,755,574

Property and equipment, less accumulated
 depreciation and amortization of
 $910,964 and $924,952....................................     158,708      149,548
Product line acquisition costs, less
 accumulated amortization of
 $75,715 and $78,326......................................      52,912       50,301
Other assets..............................................       1,808        2,136
                                                            ----------   ----------

      Total Assets........................................  $2,771,755   $2,957,559
                                                            ==========   ==========

     See accompanying notes to unaudited consolidated financial statements

                  MONITEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       MARCH 31, 1995 AND JUNE 30, 1995

                                                               March 31,     June 30,
                                                                 1995         1995
                                                              (Audited)   (Unaudited)
                                                             -----------  -----------
  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------

Current Liabilities:

 Notes payable to related party...........................  $   200,000      $ 250,000
 Current capital lease obligations........................        5,005          3,830
 Accounts payable:
   Trade..................................................      345,573        589,166
 Accrued liabilities......................................      626,675        668,503
                                                            -----------    -----------

     Total Current Liabilities............................    1,177,253      1,511,499
                                                            -----------    -----------

Stockholders' Equity:

 Common stock - $.01 par value, authorized
   10,000,000 shares and 1,690,424 shares
   issued and outstanding.................................       16,904         16,904
 Class A common stock - $.01 par value,
   authorized 2,000,000 shares and
   1,252,676 shares issued and outstanding,
   convertible into common stock..........................       12,527         12,527
 Paid-in capital..........................................    6,117,176      6,117,176
 Accumulated deficit......................................   (4,602,382)    (4,749,636)
 Cumulative translation adjustment........................       50,277         49,089
                                                            -----------    -----------

     Total Stockholders' Equity...........................    1,594,502      1,446,060
                                                            -----------    -----------

     Total Liabilities and
       Stockholders' Equity...............................  $ 2,771,755    $ 2,957,559
                                                            ===========    ===========

     See accompanying notes to unaudited consolidated financial statements

                  MONITEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE THREE MONTHS ENDED
                        JUNE 30, 1994 AND JUNE 30, 1995
                                  (UNAUDITED)

                                         Three Months Ended
                                     ----------------------------
                                     June 30, 1994  June 30, 1995
                                     -------------  -------------

Net sales                              $1,684,140     $1,763,795
Cost of sales                             732,994        805,251
                                       -----------    -----------

    Gross profit                          951,146        958,544

Selling, general and
 administrative expenses                  838,214        955,660
Research, development and
 product engineering                       67,292        141,296
                                       -----------    -----------

    Operating income (loss)                45,640       (138,412)

Other income (expense):
  Interest expense                         (4,178)        (7,016)
  Foreign currency trans-
   action gain (loss)                      23,440         (3,499)
  Other income                              5,229          1,673
  Interest income                           1,027            -
                                       -----------    -----------

    Income (loss) before income tax        71,158       (147,254)

Income tax expense                            -              -
                                       -----------    -----------

    Net income (loss)                  $   71,158     $ (147,254)
                                       ===========    ===========


Net income (loss) per share                $  .02         $ (.05)
                                         =========      =========

Weighted average number of
 common shares outstanding              2,949,100      2,943,100
                                       ===========    ===========

     See accompanying notes to unaudited consolidated financial statements

                  MONITEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
              THREE MONTHS ENDED JUNE 30, 1994 AND JUNE 30, 1995
                                  (UNAUDITED)

                                                   Three Months Ended
                                              -----------------------------
                                              June 30, 1994   June 30, 1995
                                              -------------   -------------

Cash flows from operating activities:
 Cash received from customers                 $ 1,295,681     $ 1,598,740
 Cash paid to suppliers and employees          (1,515,176)     (1,614,732)
 Interest received                                  1,027             -
 Interest paid                                     (4,178)         (7,016)
 Other misc. receipts (payments)                   43,224         (20,920)
                                              -----------     -----------

   Net cash used in operations                   (179,422)        (43,928)

Cash flows from investing activities:
 Capital expenditures                              (1,088)         (5,178)


Cash flows from financing activities:
 Net borrowings on line of credit                     -            50,000
 Principal payments:
  Capital lease obligations                        (2,546)         (1,175)
                                              -----------     -----------

   Net cash received from (used for)
    financing activities                           (2,546)         48,825
                                              -----------     -----------

Net decrease in cash                             (183,056)           (281)

Cash at beginning of period                       254,473          59,908
                                              -----------     -----------

Cash at end of period                         $    71,417     $    59,627
                                              ===========     ===========

     See accompanying notes to unaudited consolidated financial statements

                  MONITEK TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements include the accounts of Monitek Technologies, Inc. and its wholly owned subsidiary (collectively the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

     The consolidated financial statements reflect all adjustments (which include only normal, recurring adjustments) which, in the opinion of management, are necessary for the fair presentation of the results of the Company for the periods covered.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

     These interim statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 (Commission File No. 0-16544).

     Results of operations for the three months ended June 30, 1995 are not necessarily indicative of the results to be achieved for the full fiscal year.

2.   Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).

     Inventories consist of the following:

                              March 31,            June 30,
                                1995                 1995
                             ----------           ----------

       Raw Materials          $ 393,586            $ 367,535

       Component parts and
         work in progress       236,964              283,844

       Finished goods           857,952              831,951
                             ----------           ----------

                             $1,488,502           $1,483,330
                             ==========           ==========

                  MONITEK TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONT'D)


3.   Net Income (Loss) Per Share

     The computation of net income (loss) per share is based on the weighted average number of shares outstanding. No effect is given to outstanding stock options or warrants in the computation of net income (loss) per share since they are deemed to be anti-dilutive.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------


RESULTS OF OPERATIONS
- ---------------------

Total net sales increased by 5%, from $1,684,000 for the three months ended June 30, 1994 ("Fiscal 1995 Three Months") to $1,764,000 for the three months ended June 30, 1995 ("Fiscal 1996 Three Months"). Domestic sales increased by 16%, export sales from the United States decreased by 6% and sales to continental Europe by the Company's wholly owned subsidiary, Monitek GmbH, which accounted for more that half of the total net sales for both the Fiscal 1995 and Fiscal 1996 Three Months, increased by 2%. The impact of price increases from Fiscal 1995 to Fiscal 1996 was negligible, inasmuch as prices were only increased slightly on selective models.

Cost of sales, as a percentage of net sales, increased from 44% for the Fiscal 1994 Three Months to 46% for the Fiscal 1995 Three Months. Material costs increased from 34% to 36% of net sales, primarily as a result of a change in product mix. Direct labor and factory overhead remained constant, at 10% of net sales, for both the Fiscal 1995 Three Months and the Fiscal 1996 Three Months.

Selling, general and administrative expenses increased from $838,000, or 50% of net sales, for the Fiscal 1995 Three Months to $956,000, or 54% of net sales, for the Fiscal 1996 Three Months, primarily as a result of increases in expenditures by Monitek GmbH. The majority of the increase occurred in payroll and related expenses, advertising, travel, sales commissions and certain administrative expenses.

Research, development and product engineering expenses increased from $67,000, or 4% of net sales, for the Fiscal 1995 Three Months to $141,000, or 8% of net sales, for the Fiscal 1996 Three Months. Spending during the Fiscal 1995 Three Months had been severely curtailed to conserve working capital and reduce operating losses. Management recently made the decision to fund certain projects that had been placed on hold, resulting in the increased expenditures for the Fiscal 1996 Three Months.

Operating income (loss) went from a profit of $46,000 for the Fiscal 1995 Three Months to a loss of $138,000 for the Fiscal 1996 Three Months as a result of the increase in cost of sales, selling, general and administrative expenses and engineering expenses, as a percentage of sales, partially offset by the increase in sales.

Foreign currency transactions resulted in a gain of $23,000 for the Fiscal 1995 Three Months compared with a loss of $3,000 for the Fiscal 1996 Three Months as a result of fluctuations in the value of the U.S. Dollar relative to the German Deutsche Mark.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Net working capital decreased from $1,381,000 on March 31, 1995 to $1,244,000 on June 30, 1995. This decrease was the result of the loss for the period, partially offset by various minor changes in non-current assets and liabilities.

The Company's unused sources of liquidity, consisting of unrestricted cash and short-term interest bearing securities, remained constant, at $60,000, on March 31, 1995 and June 30, 1995. As set forth in the notes to audited financial statements (Note 16) included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995, the Company's recurring losses from operations and the resulting effect on cash flow raise substantial doubt about its ability to continue as a going concern without additional sources of external financing. The Company's management is currently seeking other sources of financing including, but not limited to, loans collateralized by assets of the Company and a sale of equity securities, to fund its operating and working capital requirements. There is no assurance that such financing, if available, can be obtained on terms satisfactory to the Company. In December 1993, the Company entered into a temporary loan and security agreement with its major shareholder, Clarion Capital Corporation, to borrow up to a maximum of $250,000 at an interest rate of 10% per annum. At June 30, 1995, borrowings under this agreement totaled $250,000.

At June 30, 1995, the Company had available net operating loss carryforwards of approximately $4,938,000 and $1,889,000 to offset future Federal and California taxable income, respectively. The Tax Reform Act of 1986 imposes certain restrictions on the amount of net operating loss carryforwards which can be used in any one year by the Company for losses prior to July 31, 1987, the date of the Company's initial public offering, which is deemed to be a change in ownership for Federal tax purposes. The Company's utilization of Federal net operating loss carryforwards from years prior to Fiscal 1988, totaling

$1,640,000, is limited to approximately $620,000 per year. Deductions available for net operating losses generated in years subsequent to the change in ownership are unlimited. If the Company's income were to exceed the permissible net operating loss carryforward deduction, as to which there can be no assurance, the Company would incur liability for Federal income taxes on the excess earnings, even though net operating loss carryforwards would be available for future years.

                               OTHER INFORMATION
                               -----------------


Exhibits and Reports on Form 8-K.

  (a)  Exhibits
       --------

       27   Financial Data Schedule

  (b)  Reports on Form 8-K
       -------------------

       No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1995.



SIGNATURE
- ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                MONITEK TECHNOLOGIES, INC.
                                                --------------------------
                                                       (Registrant)


DATED: August 10, 1995                          s/ Frank J. Vetrovec
- ------------------                              ---------------------------
                                                Frank J. Vetrovec
                                                President and Chief
                                                Operating Officer


                                                s/ James S. O'Leary
                                                ---------------------------
                                                James S. O'Leary
                                                Executive Vice President
                                                and Chief Financial Officer