Form 10-Q
period 1995-09-30
MONITEK TECHNOLOGIES INC
filed 1995-11-13
CIK 814180

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1995   Commission File Number 33-14201
                  ------------------                          --------

                          MONITEK TECHNOLOGIES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Delaware                             94-1689129
   -------------------------------           -------------------
   (State or other jurisdiction of           (I.R.S. Employer
   incorporation or organization)            Identification No.)

           1495 Zephyr Avenue, Hayward, CA           94544
      ----------------------------------------    ----------
      (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code (510) 471-8300
                                                   --------------

                              NONE
 --------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
                                            YES X   NO____
                                               ---



                                                    Outstanding at
        CLASS                                    September 30, 1995
        -----                                    ------------------

COMMON STOCK - $.01 PAR VALUE                          1,690,424

CLASS A COMMON STOCK - $.01 PAR VALUE                  1,252,676

                          MONITEK TECHNOLOGIES, INC.
                          --------------------------


                               TABLE OF CONTENTS
                               -----------------


ITEM       DESCRIPTION                                          PAGE
----       -----------                                          ----

           PART I - FINANCIAL INFORMATION
           ------------------------------

 1.        Financial Statements

           Consolidated Balance Sheets as of March 31,1995
           (audited) and September 30, 1995 (unaudited)...........3

           Consolidated Statements of Operations (unaudited)
           for the Three Months and Six Months Ended September
           30, 1994 and September 30, 1995........................5

           Consolidated Statements of Cash Flows (unaudited)
           for the Six Months Ended September 30, 1994
           and September 30, 1995.................................6

           Notes to Consolidated Financial Statements.............7

 2.        Management's Discussion and Analysis of Financial
           Condition and Results of Operations....................9

           PART II - OTHER INFORMATION
           ---------------------------

 6.        Exhibits and Reports on Form 8-K......................12


           SIGNATURE.............................................12
           ---------

                   MONITEK TECHNOLOGIES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1995 AND SEPTEMBER 30, 1995


                                                             March 31,   September 30,
                                                               1995           1995
                                                             (Audited)    (Unaudited)
                                                            -----------  --------------
          ASSETS
          ------

Current Assets:

 Cash and equivalents.....................................  $   59,908      $   70,988
 Accounts receivable, less allowance for
  doubtful accounts of $35,465 and $44,578                     896,704       1,038,120
 Inventories..............................................   1,488,502       1,253,420
 Prepaid expenses.........................................           -          21,778
 Other current assets.....................................     113,213         111,639
                                                            ----------      ----------

      Total Current Assets...............................    2,558,327       2,495,945

Property and equipment, less accumulated
 depreciation and amortization of
 $910,964 and $937,312....................................     158,708         138,863
Product line acquisition costs, less
 accumulated amortization of
 $75,715 and $80,937......................................      52,912          47,690
Other assets..............................................       1,808           2,136
                                                            ----------      ----------

      Total Assets........................................  $2,771,755      $2,684,634
                                                            ==========      ==========

See accompanying notes to unaudited consolidated financial statements

                   MONITEK TECHNOLOGIES, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (CONT,D)
                     MARCH 31, 1995 AND SEPTEMBER 30, 1995

                                                             March 31,        September 30,
                                                               1995                1995
                                                             (Audited)         (Unaudited)
                                                           --------------     -------------

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------
Current Liabilities:

 Notes payable to related parties.........................  $   200,000         $300,000
 Current capital lease obligations........................        5,005            2,606
 Trade accounts payable...................................      345,573          499,475
 Accrued liabilities......................................      626,675          640,133
                                                            -----------         --------

     Total Current Liabilities............................    1,177,253        1,442,214


Stockholders' Equity:

 Common stock - $.01 par value, authorized
   10,000,000 shares with 1,690,424 shares
   issued and outstanding.................................       16,904           16,904
 Class A common stock - $.01 par value,
   authorized 2,000,000 shares, 1,252,676
   shares issued and outstanding;
   convertible into common stock..........................       12,527           12,527
 Paid-in capital..........................................    6,117,176        6,117,176
 Accumulated deficit......................................   (4,602,382)      (4,950 200)
 Cumulative translation adjustment........................       50,277           46,013
                                                            -----------         --------

     Total Stockholders' Equity...........................    1,594,502        1,242,420
                                                            -----------       ----------
     Total Liabilities and
       Stockholders' Equity...............................   $2,771,755       $2,684,634
                                                            ===========       ===========


See accompanying notes to unaudited consolidated financial statements

                   MONITEK TECHNOLOGIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS AND SIX MONTHS ENDED
                   SEPTEMBER 30, 1994 AND SEPTEMBER 30, 1995
                                  (UNAUDITED)


                                Three Months Ended         Six Months Ended
                             ------------------------  ------------------------
                                  September 30,             September 30,
                                1994         1995         1994         1995
                             -----------  -----------  -----------  -----------

Net sales                    $1,531,145   $1,897,662   $3,215,285   $3,661,457
Cost of sales                   714,496      886,071    1,447,490    1,691,322
                             ----------   ----------   ----------   ----------

  Gross profit                  816,649    1,011,591    1,767,795    1,970,135

Selling, general and
 administrative expenses        750,281    1,001,412    1,588,495    1,957,072
Research, development and
 product engineering             72,935      168,497      140,227      309,793
                             ----------   ----------   ----------   ----------

  Operating profit (loss)        (6,567)    (158,318)      39,073     (296,730)

Other income (expense):
  Interest expense               (2,547)     (24,394)      (6,725)     (31,410)
  Foreign currency trans-
    action gain                  20,863      (19,963)      44,303      (23,462)
  Other income                    6,503        2,111       11,732        3,784
  Interest income                   312          -          1,389           -
                             ----------   ----------   ----------   ----------

  Profit (loss) before
     income tax expense          18,564     (200,564)      89,772     (347,818)
Income tax expense                   -            -            -            -
                               ---------  ----------    ----------  ----------

      Net profit (loss)     $    18,564  $  (200,564)   $  89,772  $  (347,818)
                            ===========  ===========  ===========  ===========


Net profit (loss) per share    $    .01      $  (.07)     $   .02      $  (.12)
                               ========      ========     ========     ========

Weighted average number of
 common shares outstanding    2,943,100    2,943,100    2,943,100    2,943,100
                            ===========  ===========  ===========  ===========

See accompanying notes to unaudited consolidated financial statements

                   MONITEK TECHNOLOGIES, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
            MONTHS ENDED SEPTEMBER 30, 1994 AND SEPTEMBER 30, 1995
                                  (UNAUDITED)

                                                                       Six Months Ended
                                                                       ----------------
                                                                         September 30,
                                                                     1994          1995
                                                                  -----------   -----------

Cash flows from operating activities:

  Cash received from customers                                     $ 3,088,693   $ 3,523,505
  Cash paid to suppliers and employees                              (3,243,154)   (3,545,603)
  Interest received                                                      1,389           -
  Interest paid                                                         (6,725)      (31,410)
  Income taxes paid                                                        -             -
  Other miscellaneous cash
    receipts (disbursements)                                            53,686       (26,160)
                                                                    -----------   -----------

       Net cash used in operations                                    (106,111)      (79,668)

Cash flows from investing activities:
  Capital expenditures                                                  (6,710)       (6,853)

Cash flows from financing activities:
  Net borrowings on line of credit                                        -          100,000
  Capital lease obligation payments                                    (5,180)        (2,399)
                                                                     ---------       --------
       Net cash used in
         financing activities                                          (5,180)        97,601
                                                                     ---------      ---------
Net decrease in cash
  and equivalents                                                    (118,001)        11,080

Cash and equivalents at beginning of period                           254,473         59,908
                                                                     ---------      ---------

Cash and equivalents at end of period                              $  136,472       $ 70,988
                                                                   ===========      =========

See accompanying notes to unaudited consolidated financial statements

                   MONITEK TECHNOLOGIES, INC. AND SUBSIDIARY
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements include the accounts of Monitek Technologies, Inc. and its wholly owned subsidiary (collectively the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

     The consolidated financial statements reflect all adjustments (which include only normal, recurring adjustments) which, in the opinion of management, are necessary for the fair presentation of the results of the Company at the dates of the balance sheets.

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

     Results of operations for the six months ended September 30, 1995 are not necessarily indicative of the results to be achieved for the full fiscal year.

2.   Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).

    Inventories consist of the following:


                                   March 31,     September 30,
                                    1995            1995
                                  ---------      ------------

       Raw Materials               $393,586         $344,463

       Component parts and
         work in progress           236,964          228,277

       Finished goods               857,952          680,680
                                 ----------       ----------

                                 $1,488,502       $1,253,420
                                 ==========       ==========

                   MONITEK TECHNOLOGIES, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONT'D)


3.   Income (Loss) Per Share

     The computation of net income (loss) per share is based on the weighted average number of common shares outstanding. No effect is given to outstanding stock options or warrants in the computation of income (loss) per share since they are deemed to be anti-dilutive.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------


RESULTS OF OPERATIONS
---------------------

Net sales increased by 14% for the three months and 24% for the six months ended September 30, 1995 ("Fiscal 1996 Three Months") and ("Fiscal 1996 Six Months") compared with the three months and six months ended September 30, 1994 ("Fiscal 1995 Three Months") and ("Fiscal 1995 Six Months"). Domestic sales increased by 12% and 14% for the Fiscal 1996 Three Months and Fiscal 1996 Six Months, respectively, while export sales from the United States decreased by 19% for the Fiscal 1996 Three Months and 13% for the Fiscal 1996 Six Months, compared with the comparable prior year periods. Sales to Continental Europe by Monitek GmbH increased by 45% for the Fiscal 1996 Three Months and 23% for the Fiscal 1996 Six Months compared with the Fiscal 1995 periods. Management attributes the decline in export sales to the fact that several of the Company's foreign distributors lack the proper training in products and applications. Recent trips by Company employees to South America and the Far East are expected to improve sales in those areas, and future trips are scheduled to other parts of the world. The increase in sales by Monitek GmbH was impacted by a $162,000 shipment of goods which has a final destination in the Far East. Such large orders are quite rare and, when they occur, they have a significant impact on the comparative analysis of year-to-year sales.

Cost of sales, as a percentage of net sales, varied from 47% and 45% for the Fiscal 1995 Three Months and Fiscal 1995 Six Months to 47% and 46%, respectively, for the Fiscal 1996 Three Months and Six Months. Material costs, as a percentage of net sales, varied from 36% and 35% for the Fiscal 1995 Three Months and Six Months to 37% and 36%, respectively, for the comparable Fiscal 1996 periods, primarily as a result of a change in product mix. Direct labor and factory overhead varied from 11% and 10% of net sales for the Fiscal 1995 Three Months and Six Months to 10% and 10% for the comparable Fiscal 1996 periods.

Selling, general and administrative expenses, as a percentage of net sales, increased from 49% and 49% for the Fiscal 1995 Three Months and Fiscal 1995 Six Months, respectively, to 53% for both of the comparable Fiscal 1996 periods, primarily as a result of an accounting adjustment that was made during the Fiscal 1995 Three Months. At that time, the accrued bonus, payable to the Managing Director of Monitek GmbH, was finalized as a deferred compensation agreement, resulting in a reduction of expense in the amount of $107,000.

Research, development and engineering expenses, as a percentage of net sales, increased from 4.8% and 4.4% for the Fiscal 1995 Three Months and Six Months compared to 8.9% and 8.5% for the comparable Fiscal 1995 periods. Spending during the Fiscal 1995 periods had been severely curtailed to conserve working capital and reduce operating losses. Subsequently, management made the decision to fund certain projects that had been placed on hold, resulting in the increased expenditures for the Fiscal 1996 Three Months and six months.

Operating income (loss) went from a loss of $7,000 for the Fiscal 1995 Three Months and a profit of $39,000 for the Fiscal 1995 Six Months to losses of $158,000 and $297,000 for the Fiscal 1996 Three Months and Six Months, respectively, primarily as a result of the increase in selling, general and administrative expenses, and research, development and engineering expenses, as a percentage of sales, during the Fiscal 1996 periods.

Foreign currency transactions resulted in gains of $21,000 and $44,000 for the Fiscal 1995 Three Months and Six Months compared with losses of $20,000 and $23,000 for the Fiscal 1996 Three Months and Six Months as a result of fluctuations in the value of the U.S. Dollar relative to the German Deutsche Mark.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net working capital decreased from $1,381,000 on March 31, 1995 to $1,054,000 on September 30, 1995 as a result of the net loss for the period coupled with various minor changes in non-current assets and liabilities.

The Company's unused sources of liquidity, consisting of unrestricted cash, increased from $60,000 on March 31, 1995 to $71,000 on September 30, 1995. As set forth in the notes to audited financial statements (Note 19) included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994, the Company's recurring losses from operations and the resulting effect on cash flow raise substantial doubt about its ability to continue as a going concern without additional sources of external financing. The Company's management is currently seeking other sources of financing including, but not limited to, loans collateralized by assets of the Company and a sale of equity securities, to fund its operating and working capital requirements. There is no assurance that such financing, if available, can be obtained on terms satisfactory to the Company. As an interim measure, the Company has entered into a temporary loan and security agreement with its major shareholder, Clarion Capital Corporation, to borrow funds at an interest rate of 10% per annum. At September 30, 1995, borrowings under this agreement totaled $300,000.

At September 30, 1995, the Company had available net operating loss carryforwards of approximately $4,938,000 and $1,889,000 to offset future Federal and California taxable income, respective-ly. The Tax Reform Act of 1986 imposes certain restrictions on the amount of net operating loss carryforwards which can be used in any one year by the Company for losses prior to July 31, 1987, the date of the Company's initial public offering, which is deemed to be a change in ownership for Federal tax purposes. The Company's utilization of Federal net operating loss carryforwards from years prior to Fiscal 1988, totaling $1,640,000, is limited to approximately $620,000 per year. Deductions available for net operating losses generated in years subsequent to the change in ownership are unlimited. If the Company's income were to exceed the permissible net operating loss carryforward deduction, as to which there can be no assurance, the Company would incur liability for Federal income taxes on the excess earnings, even though net operating loss carryforwards would be available for future years.

                               OTHER INFORMATION
                               -----------------


Exhibits and Reports on Form 8-K.

    (a)  No exhibits are filed herewith.

    (b) No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1995.



                               SIGNATURE
                               ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     MONITEK TECHNOLOGIES, INC.
                                     --------------------------
                                          (Registrant)


DATED: November 13, 1995
------------------------




                                     /s/ FRANK J. VETROVEC
                                     --------------------------
                                      Frank J. Vetrovec
                                     President and Chief
                                     Operating Officer


                                     /s/ JAMES S. O'LEARY
                                     --------------------------
                                     James S. O'Leary
                                     Executive Vice President
                                     and Chief Financial Officer