Form 10-Q
period 1995-12-31
MONITEK TECHNOLOGIES INC
filed 1996-02-12
CIK 814180

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 31, 1995              Commission File Number 33-14201
                  -----------------                                     --------

                            MONITEK TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                           94-1689129
-------------------------------                        ---------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

                1495 Zephyr Avenue, Hayward, CA           94544
            ----------------------------------------    ----------
            (Address of principal executive offices)    (Zip Code)

       Registrant's telephone number, including area code (510) 471-8300
                                                          --------------

                                     NONE
        ---------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

                         YES X   NO
                            ---    ---


                                                           Outstanding at
    CLASS                                                December 31, 1995
    -----                                                -----------------
COMMON STOCK - $.01 PAR VALUE                                 1,690,424

CLASS A COMMON STOCK - $.01 PAR VALUE                         1,252,676

                          MONITEK TECHNOLOGIES, INC.
                          --------------------------

                               TABLE OF CONTENTS
                               -----------------

ITEM    DESCRIPTION                                            PAGE
----    -----------                                            ----
        PART I - FINANCIAL INFORMATION
        ------------------------------
1.      Financial Statements

        Consolidated Balance Sheets as of March 31,1995
        (audited) and December 31, 1995 (unaudited)............  3

        Consolidated Statements of Operations (unaudited)
        for the Three Months and Nine Months Ended December
        31, 1994 and December 31, 1995.........................  5

        Consolidated Statements of Cash Flows (unaudited)
        for the Nine Months Ended December 31, 1994
        and December 31, 1995..................................  6

        Notes to Consolidated Financial Statements.............  7

2.      Management's Discussion and Analysis of Financial
        Condition and Results of Operations....................  9

        PART II - OTHER INFORMATION
        ---------------------------

6.      Exhibits and Reports on Form 8-K....................... 12


        SIGNATURE.............................................. 12
        ---------

                   MONITEK TECHNOLOGIES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1995 AND DECEMBER 31, 1995

                                                               March 31,    December 31,
                                                                 1995           1995
                                                               (Audited)     (Unaudited)
                                                              -----------   -------------
          ASSETS
          ------
Current Assets:

 Cash and equivalents......................................   $   59,908      $  135,763
 Accounts receivable, less allowance for
  doubtful accounts of $35,465 and $40,457                       896,704       1,100,757
 Inventories...............................................    1,488,502       1,151,961
 Prepaid expenses..........................................            -          19,088
 Other current assets......................................      113,213          82,824
                                                              ----------      ----------
      Total Current Assets.................................    2,558,327       2,490,393

Property and equipment, less accumulated
 depreciation and amortization of
 $910,964 and $951,739.....................................      158,708         123,126
Product line acquisition costs, less
 accumulated amortization of
 $75,715 and $83,547.......................................       52,912          45,080
Other assets...............................................        1,808           2,136
                                                              ----------      ----------
      Total Assets.........................................   $2,771,755      $2,660,735
                                                              ==========      ==========

See accompanying notes to unaudited consolidated financial statements

                   MONITEK TECHNOLOGIES, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (CONT'D)
                     MARCH 31, 1995 AND DECEMBER 31, 1995

                                                               March 31,     December 31,
                                                                  1995           1995
                                                               (Audited)     (Unaudited)
                                                              -----------    ------------
  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
Current Liabilities:
 Notes payable to related parties..........................   $   200,000    $   300,000
 Current capital lease obligations.........................         5,005          1,331
 Trade accounts payable....................................       345,573        557,992
 Accrued liabilities.......................................       626,675        660,853
                                                              -----------    ------------
     Total Current Liabilities.............................     1,177,253      1,520,176

Stockholders' Equity:

 Common stock - $.01 par value, authorized
   10,000,000 shares with 1,690,424 shares
   issued and outstanding..................................        16,904         16,904
 Class A common stock - $.01 par value,
   authorized 2,000,000 shares, 1,252,676
   shares issued and outstanding;
   convertible into common stock...........................        12,527         12,527
 Paid-in capital...........................................     6,117,176      6,117,176
 Accumulated deficit.......................................    (4,602,382)    (5,050,924)
 Cumulative translation adjustment.........................        50,277         44,876
                                                              -----------    ------------
     Total Stockholders' Equity............................     1,594,502      1,140,559
                                                              -----------    ------------
     Total Liabilities and
       Stockholders' Equity................................    $2,771,755     $2,660,735
                                                              ===========    ============

See accompanying notes to unaudited consolidated financial statements

                   MONITEK TECHNOLOGIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS AND NINE MONTHS ENDED
                    DECEMBER 31, 1994 AND DECEMBER 31, 1995
                                  (UNAUDITED)

                                Three Months Ended          Six Months Ended
                             ------------------------   -------------------------
                                   December 31,               December 31,
                                1994          1995         1994          1995
                             ----------    ----------   -----------   -----------
Net sales                    $1,515,346    $1,794,329    $4,730,631    $5,455,786
Cost of sales                   677,649       814,834     2,125,139     2,506,156
                             ----------    ----------    ----------    ----------
  Gross profit                  837,697       979,495     2,605,492     2,949,630

Selling, general and
 administrative expenses        852,874       976,702     2,441,369     2,933,774
Research, development and
 product engineering             88,992        88,372       229,219       398,165
                             ----------    ----------   -----------   -----------
  Operating loss               (104,169)      (85,579)      (65,096)     (382,309)

Other income (expense):
  Interest expense               (2,745)      (15,052)       (9,470)      (46,462)
  Foreign currency trans-
    action gain                   1,662        (2,232)       45,965       (25,694)
  Other income                    1,902         2,139        13,634         5,923
  Interest income                     -             -         1,389             -
                             ----------    ----------   -----------   -----------
  Loss before
     income tax expense        (103,350)     (100,724)      (13,578)     (448,542)
Income tax expense                    -             -             -             -
                             ----------    ----------   -----------   -----------
   Net loss                  $ (103,350)   $ (100,724)  $   (13,578)  $  (448,542)
                             ==========    ==========   ===========   ===========
Net loss per share           $     (.04)   $     (.03)  $         -   $      (.15)
                             ==========    ==========   ===========   ===========
Weighted average number of
 common shares outstanding    2,943,100     2,943,100     2,943,100     2,943,100
                             ==========    ==========   ===========   ===========

See accompanying notes to unaudited consolidated financial statements

                   MONITEK TECHNOLOGIES, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE
             MONTHS ENDED DECEMBER 31, 1994 AND DECEMBER 31, 1995
                                  (UNAUDITED)

                                                              Nine Months Ended
                                                         --------------------------
                                                                 December 31,
                                                             1994          1995
                                                         -----------    -----------
Cash flows from operating activities:
 Cash received from customers                            $ 4,472,779    $ 5,257,456
 Cash paid to suppliers and employees                     (4,736,410)    (5,225,088)
 Interest received                                             1,389              -
 Interest paid                                                (9,470)       (46,462)
 Income taxes paid                                                 -              -
 Other miscellaneous cash
  receipts (disbursements)                                    64,708           (834)
                                                         -----------    -----------

   Net cash used in operations                              (207,004)       (14,928)

Cash flows from investing activities:
 Capital expenditures                                        (28,107)        (5,543)

Cash flows from financing activities:
 Net borrowings on line of credit                             50,000        100,000
 Capital lease obligation payments                            (7,907)        (3,674)
                                                         -----------    -----------
  Net cash obtained from
   financing activities                                       42,093         96,326
                                                         -----------    -----------

Net increase (decrease) in
 cash and equivalents                                       (193,018)        75,855

Cash and equivalents at beginning of period                  254,473         59,908
                                                         -----------    -----------

Cash and equivalents at end of period                    $    61,455    $   135,763
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

      Results of operations for the six months ended December 31, 1995 are not necessarily indicative of the results to be achieved for the full fiscal year.

2.    Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).

      Inventories consist of the following:

                                          March 31,     December 31,
                                            1995            1995
                                         ----------     ------------
      Raw Materials                      $  393,586       $  302,686

      Component parts and
        work in progress                    236,964          212,518

      Finished goods                        857,952          636,757
                                         ----------     ------------
                                         $1,488,502       $1,151,961
                                         ==========     ============

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------


RESULTS OF OPERATIONS
---------------------

Net sales increased by 18% for the three months and 15% for the nine months ended December 31, 1995 ("Fiscal 1996 Three Months") and ("Fiscal 1996 Nine Months") compared with the three months and nine months ended December 31, 1994 ("Fiscal 1995 Three Months") and ("Fiscal 1995 Nine Months"). Domestic sales decreased by 2% for the Fiscal 1996 Three Months and increased by 9% for the Fiscal 1996 Nine Months, while export sales from the United States increased by 55% and 3% for the Fiscal 1996 Three Months and Fiscal 1996 Nine Months, respectively, compared with the comparable prior year periods. Sales to Continental Europe by Monitek GmbH increased by 31% for the Fiscal 1996 Three Months and 26% for the Fiscal 1996 Nine Months compared with the Fiscal 1995 periods. The fluctuations in export sales are not surprising to management, inasmuch as there are normally a number of large orders that are shipped during each fiscal year, but the timing of the deliveries does not fall into any predictable seasonal pattern. Management attributes the increase in sales by Monitek GmbH primarily to a strengthening of the European economy, coupled with the Company's concerted effort to ship as much product as possible prior to December 31, 1995. The European Community has adopted more stringent standards on electrical products as of January 1, 1996, and every effort was made to deplete the inventory of items that would not comply with the new standards.

Cost of sales, as a percentage of net sales, varied from 45% for both the Fiscal 1995 Three Months and Fiscal 1995 Nine Months to 45% and 46%, respectively, for the Fiscal 1996 Three Months and Nine Months. Material costs, as a percentage of net sales, varied from 34% for both the Fiscal 1995 Three Months and Nine Months to 35% and 36%, respectively, for the comparable Fiscal 1996 periods as a result of a change in product mix and cost increases for certain metal parts, primarily those made from stainless steel. Direct labor and factory overhead varied from 11% of net sales for both the Fiscal 1995 Three Months and Nine Months to 10% for the comparable Fiscal 1996 periods.

Selling, general and administrative expenses, as a percentage of net sales, varied from 56% and 52% for the Fiscal 1995 Three Months and Fiscal 1995 Nine Months, respectively, to 54% for both of the comparable Fiscal 1996 periods. During the Fiscal 1995 Nine Months, an accrued bonus, payable to the Managing Director of Monitek GmbH, was finalized as a deferred compensation agreement, resulting in a reduction of expense in the amount of $107,000.

Research, development and engineering expenses, as a percentage of net sales, varied from 6% and 5% for the Fiscal 1995 Three Months and Nine Months compared to 5% and 7% for the comparable Fiscal 1995 periods. Spending during the Fiscal 1995 periods had been severely curtailed to conserve working capital and reduce operating losses. Subsequently, management made the decision to fund certain projects that had been placed on hold, resulting in the increased expenditures for subsequent periods.

Operating losses varied from $104,000 and $65,000 for the Fiscal 1995 Three Months and Fiscal 1995 Nine Months, respectively, to $86,000 and $382,000 for the Fiscal 1996 Three Months and Nine Months, primarily as a result of the variations in selling, general and administrative expenses, and research, development and engineering expenses, as a percentage of sales, during said periods.

Foreign currency transactions resulted in gains of $2,000 and $46,000 for the Fiscal 1995 Three Months and Nine Months compared with losses of $2,000 and $26,000 for the Fiscal 1996 Three Months and Nine Months as a result of fluctuations in the value of the U.S. Dollar relative to the German Deutsche Mark.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net working capital decreased from $1,381,000 on March 31, 1995 to $970,000 on December 31, 1995 as a result of the net loss for the period coupled with various minor changes in non-current assets and liabilities.

The Company's unused sources of liquidity, consisting of unrestricted cash, increased from $60,000 on March 31, 1995 to $136,000 on December 31, 1995. As set forth in the notes to audited financial statements (Note 19) included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995, the Company's recurring losses from operations and the resulting effect on cash flow raise substantial doubt about its ability to continue as a going concern without additional sources of external financing. The Company's management is currently seeking other sources of financing including, but not limited to, loans collateralized by assets of the Company and a sale of equity securities, to fund its operating and working capital requirements. There is no assurance that such financing, if available, can be obtained on terms satisfactory to the Company. As an interim measure, the Company has entered into a temporary loan and security agreement with its major shareholder, Clarion Capital Corporation, to borrow funds at an interest rate of 10% per annum. At December 31, 1995, borrowings under this agreement totaled $300,000.

At December 31, 1995, the Company had available net operating loss carryforwards of approximately $4,938,000 and $1,889,000 to offset future Federal and California taxable income, respectively. The Tax Reform Act of 1986 imposes certain restrictions on the amount of net operating loss carryforwards which can be used in any one year by the Company for losses prior to July 31, 1987, the date of the Company's initial public offering, which is deemed to be a change in ownership for Federal tax purposes. The Company's utilization of Federal net operating loss carryforwards from years prior to Fiscal 1988, totaling $1,640,000, is limited to approximately $620,000 per year. Deductions available for net operating losses generated in years subsequent to the change in ownership are unlimited. If the Company's income were to exceed the permissible net operating loss carryforward deduction, as to which there can be no assurance, the Company would incur liability for Federal income taxes on the excess earnings, even though net operating loss carryforwards would be available for future years.

                               OTHER INFORMATION
                               -----------------

Exhibits and Reports on Form 8-K.

  (a)  No exhibits are filed herewith.

  (b) No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1995.



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


DATED: February 12, 1996
------------------------

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