Form 10-K
period 1996-03-31
MONITEK TECHNOLOGIES INC
filed 1996-06-27
CIK 814180

                          UNITED STATESUNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ----------------------

                                   FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No, 0-16544
                   For the fiscal year ending March 31, 1996



                          MONITEK TECHNOLOGIES, INC.
- --------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


             Delaware                                         94-1689129
- -------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)


               1495 Zephyr Avenue
              Hayward, California                                 94544
- ----------------------------------------                    -------------------
(Address of principal executive offices)                        (Zip Code)


                                (510) 471-8300
              --------------------------------------------------
              (Registrant's telephone number including area code)


                            ______________________

         Securities registered pursuant to Section 12 (b) of the Act:
                                     None

         Securities registered pursuant to Section 12 (g) of the Act:
                         Common Stock, $.01 par value

     Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  [X]   NO
                                                  ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of Monitek Technologies Common Stock, $.01 par value, held by non-affiliates, computed by reference to the average of the closing bid and asked prices as reported by NASDAQ on June 17, 1996: $827,747.

     Number of shares of Common Stock and Class A Common Stock, respectively, of MONITEK TECHNOLOGIES, INC., $.01 par value, issued and outstanding as of
June 21,1996:   1,690,424 and 1,252,676.

                      DOCUMENTS INCORPORATED BY REFERENCE


Part IV    -Item 14 - Exhibits, Financial Statement
           Schedules, and Reports on Form 8-K                      See Page 18

                                    PART I

Item 1. Business

     (a)  General Development of Business

     Monitek Technologies, Inc. (the "Company") designs, develops, assembles and markets instruments for the measurement of clarity (turbidity), suspended solids content, color, purity, flow, level and volume of liquids in industrial and waste water environments. The Company's products are typically used in-line (i.e. inserted directly into the monitored liquid), thereby facilitating automation and control of various industrial processes by providing on-line (i.e. continuous) measurement of the characteristic being monitored. The Company's current line of products, which are based on optical, ultrasonic, acoustic and magnetic technologies, have been specially adapted for various applications in the chemical and petrochemical, water treatment, food and beverage, pulp and paper, and biotechnology and pharmaceutical industries, where their abilities to withstand high temperature, extremes in pressure and corrosive environments are important factors. The Company believes its instruments are capable of adaptation and enhancement for use in other industries, as well as for additional applications in those industries which the Company currently serves. The Company's products are currently sold worldwide.

     The Company has experienced continued losses from operations during the last several years, which has resulted in the reduction of unused sources of liquidity to a very low level. As set forth in Note 17 of the accompanying independent auditors' report and notes to consolidated financial statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 10 hereof, these losses and the resulting effect on cash flow raise significant doubt about the Company's ability to continue as a going concern without additional sources of external financing.

     (b) Financial Information about Industry Segments

     During the three years ended March 31, 1996, the Company operated in one business segment.

     (c)  Narrative Description of Business

General
- -------

     The Company was organized in Delaware in April 1987 as a wholly-owned subsidiary of Monitek, Inc., a California corporation doing business since 1969, for the purpose of acquiring the latter pursuant to an agreement and plan of merger. The merger was consummated on July 10, 1987. Prior to the merger, the Company conducted no operations and had neither assets nor liabilities.

Products
- --------

       The Company is engaged in the design, development, assembly and marketing of a line of instruments for the in-line measurement of clarity (turbidity), suspended solids content, color, purity, flow, level and volume of liquids in industrial and waste water environments. The Company's products, which are based on optical, magnetic, acoustic and ultrasonic technologies, facilitate automation and control of various processes by providing on-line measurement of the characteristic being monitored. The Company's products have been specially adapted for use in the chemical and petrochemical, water treatment, food and beverage, pulp and paper, and biotechnology and pharmaceutical industries to aid in quality control procedures, process control, process monitoring, chemical addition control procedures, contamination measurement, contamination alarm and other aspects of industrial processes.

     Optical Based Products

     The heart of the Company's product line are suspended solids analyzers, which are in-line monitors that measure clarity, suspended solids content and purity of liquids. The Company's two major types of suspended solids analyzers, which operate on the same basic principle, are turbidimeters and concentration / content monitors. The suspended solids analyzers work on the principle of light scatter and/or absorption. Light is emitted by the instrument and photosensors detect the amount of light that is either scattered or absorbed by the solids in the liquid. This information is transmitted to a remote electronic indicating transmitter device, which displays the data on a scale of the characteristic being monitored and retransmits the information to a control computer or data logger. Many of the Company's transmitters offer alarm features while others eliminate false readings caused by bubbles or signal an abnormal sample. The sales prices of suspended solids analyzers range from $4,000 to $10,000 per system.

     The Company's suspended solids analyzers are available in a wide range of sizes and configurations to meet customer requirements. The Company's basic instruments can also be specially adapted for particular applications with the addition of available options. Certain instruments are designed to be "explosion proof", i.e. the instrument is enclosed in such a way as to prevent internal electrical or chemical reactions from igniting explosive mixtures existing in the atmosphere surrounding the encased instrument, and have been approved for the use in explosive environments by Underwriters' Laboratories (U.L.). This characteristic is of a particular importance in the petrochemical industry. Other instruments are adapted to be watertight and dust-tight to protect the equipment against splashing, seeping or falling water and severe external condensation, while others are adapted to withstand high temperatures, extremes in pressure and corrosion for applications in such industries as the chemical and pulp and paper industries. An example of an adaptation for a particular application is a line of the Company's suspended solids analyzers - Cleansimatic Liquid Analysis Meters (CLAM)- which employ a mechanical self-cleaning apparatus designed to eliminate the problem of fouling inherent in wastewater treatment applications.

     The Company has developed two insertable in-line sensors, one for measurement of consistency, for use in various industries and the other (Cell Density Analyzer) for measurement of cell growth rate and concentration in fermentation processes. Fermentation is a major process used in the pharmaceutical and biotechnology industries and the instrument provides a continuous measurement relative to cell growth. Unlike the Company's original line of suspended solids analyzers, which require accessories fitted to the actual pipe size to which the instrument is attached, the insertable fiber optic sensors are capable of being inserted into any size pipe through special fittings. The advantage of such devices over conventional suspended solids analyzers is their ability to provide the customer with an easier, more cost-effective means of installation and servicing, in that it does not require shutting down the process flow of the liquid or extensive structural work often necessary with the non-insertable products.

     A second optical-based product line is color monitors, which are used to measure the difference in the absorption of light through a liquid at two wavelengths. This measurement is indicative of color or concentration. To date, these instruments have been sold primarily to petrochemical refineries where the avoidance of color in the final product is essential. The Company's color monitors also have application in the processes of color addition and color removal in such industrial liquids as printing inks, sugar, vegetable oil, beverages and solvents. Color monitors use photosensors and optical filters that detect the amount of light absorbed by the pertinent wavelength or color.
Sales prices of color monitors range from $5,000 to $12,000 per system.

     Non-Optical-Based Products

     The Company currently markets three non-optical-based products. The first is an insertable magnetic flowmeter, a device which measures flow of liquids in closed pipes. The flow of the measured liquid through the sensor's magnetic field creates a voltage proportional to the flow. This voltage is sensed, amplified and combined with the cross-sectional area of the pipe to produce a flow measurement. The Company's magnetic flowmeters, which range in price from $3,000 to $5,000, have applications in water distribution, water treatment and pulp and paper plants.

     The ultrasonic level and flow meter is the Company's second significant non-optical-based product line. These instruments were designed to measure the level of any liquid, solid or granular material in any vessel or open area using non-contact, ultrasonic techniques and to calculate electronically the height or volume of the monitored material based on the size of the vessel. When used in a flume or weir, level is electronically interpreted as flow. Ultrasonic level and flow meters have traditionally ranged in price from $1,000 to $2,500.

     The Micro Pure ultrasonic suspended solids meter, the third significant non-optical based product line, has allowed the Company to expand into new markets and improve its effectiveness in existing markets. The acoustic technique allows the low range measurement of suspended solids and emulsions independent of color and coating. Significant opportunities exist for measuring oil in water, inks, dyes and photographic liquids, all of which have been difficult measurements for the Company's optical products because of the lack of light and/or existence of substances (i.e., oil) which coat the optical parts. Micro Pure products range in price from $10,000 to $16,000 per system.

     Spare Parts

     Sales of spare parts is an important part of the Company's business, accounting for 15% to 18% of sales volume for the past three years.

     Warranty and Service

     The Company typically warrants its products for a period of one year after shipment and passes along any warranties from original manufacturers of components used in its products. To date, the Company has not had any significant claims pursuant to warranties. The Company provides for its own equipment servicing for certain products with in-house field service personnel.

Areas of Product Research
- -------------------------

       The Company's research and development activities are primarily devoted to the development of new measurement products and the adaptation and enhancement of existing products for new applications. The Company expended approximately $399,000, $332,000 and $273,000 for research and development during the fiscal years ended March 31, 1996 ("Fiscal 1996"), March 31, 1995 ("Fiscal 1995") and March 31, 1994 ("Fiscal 1994), respectively.

     Spending for research and development, which had been dramatically reduced in Fiscal 1994, remained at a relatively low level well into Fiscal 1995, at which time the management made the decision to fund certain projects that had been placed on hold, resulting in increased expenditures during the second half of Fiscal 1995 and all of Fiscal 1996. The Company introduced a number of new and enhanced products during Fiscal 1996, including a low cost transmitter for its cell density probe , several transmitters that were redesigned to meet new European electrical standards and a line of low cost ultrasonic level meters.

     The Company currently has a number of other products and technology advances under development, but it is the policy of the current management to withhold announcement or publication of specific new products until they are ready to be released for production and sale.

Manufacturing and Suppliers
- ---------------------------

     The Company's manufacturing operations primarily involve the assembly, testing, quality control and packaging of materials and components, which are generally available in the market place from numerous suppliers and sources. Material and components necessary for the Company's manufacturing activities have always been available, and the Company does not anticipate any future shortages or unavailability of such materials and components.

     The Company's inventory is comprised primarily of parts to make sub-assemblies, fully assembled instruments and materials required to adapt instruments for particular applications and customer specifications. The Company attempts to maintain a sufficient inventory of materials and components so as to be able to fill orders for its products within four to eight weeks after receipt of an order.

Sales and Marketing
- -------------------

     The Company markets its products on a world-wide basis, with particular emphasis on the United States and Continental Europe. Revenues and operating income for each of the three years ended March 31, 1996, and identifiable assets at the end of each period are set forth in Note 13 of the consolidated financial statements included elsewhere in this document.

Competition
- -----------

       The Company sells products which have use in a wide variety of applications in many industrial and municipal markets. The Company faces competition in each market to which it sells products from companies which sell products that are substantially similar to, or which perform comparable functions as, those sold by the Company. BTG, Hach, Sigrist and General Signal are the Company's principle competitors which sell products using the same or similar technologies as those of the Company. Valmet Automation Inc., Royce Instruments and Kay-Ray Inc. sell devices based on mechanical, ultrasound and nuclear technologies which compete with certain of the products sold by the Company.

Certain of the Company's competitors have production facilities in Europe and consequently may not be subject to the same fluctuations in the value of the United States dollar as the Company is with respect to its German subsidiary. All of such companies, and many smaller entities that specialize in a limited number of products competitive with those of the Company, have financial, marketing and other resources substantially greater than those of the Company.

     The Company believes that the most significant competitive factors with respect to the industrial market are technical performance and adaptability, quality, maintenance and service, while price is a the major competitive factor for the municipal market. The Company believes it also has a competitive advantage in its ability to service numerous market segments while other companies, other than BTG, service only a limited market. Accordingly, a salesperson or distributor calling on an industrial company which has a liquid-based product or uses water in its manufacturing process will generally have a number of the Company's products in its line which it could sell.

Patents, Proprietary Rights and Trademarks
- ------------------------------------------

       The Company has obtained 11 United States patents and a number of foreign patents, covering fundamental technology and applications of use of the Micro Pure product line and some other potential products. The Company has also obtained a United States patent and several foreign patents for its Cell Density Analyzer.

     The Company believes that trade secrets and unpatented proprietary knowledge used to adapt its products for specific industries and applications is of greater importance to the development of its competitive position than patents. All of the Company's employees have entered into confidentiality agreements and have agreed to assign to the Company any inventions relating to the Company's business made by them while in the Company's employ. However, there can be no assurance that others may not acquire or independently develop similar technologies which will enable them to more effectively compete with the Company.

     While the Company believes that none of its instruments infringes upon patents or other proprietary rights of others, there is a possibility that other parties may claim that parts of the Company's instruments do infringe upon their patents or other proprietary rights. There can be no assurance that the Company will be successful in defending against such claims of infringement, and the expenses of defending such claims could be substantial.

     The Company has obtained registered trademarks for the names "Monitek", "CLAM" and "Micro Pure" and the Monitek and Micro Pure logos.

Employees
- ---------

     As of March 31, 1996, the Company had 34 full-time employees, 3 of whom were engaged in product design and engineering, 13 were engaged in manufacturing and production, 12 were engaged in marketing and sales, and 6 were in general corporate and administrative positions. The Company also had 7 part-time employees and 2 temporary employees. The Company's ability to develop, manufacture, market and sell products and to establish and maintain its competitive position will depend, in large part, on its ability to attract and retain qualified personnel. None of the Company's employees is represented by a union. The Company believes that its relations with its employees are satisfactory.


Item 2.  Properties

     The Company's headquarters and manufacturing operations occupy approximately 23,500 square feet of leased space in Hayward, California. The lease provides for a base annual rental of approximately $132,000 and expires in November 1997.

     The Company also leases approximately 3,000 square feet of office and warehouse space in Dusseldorf, Germany pursuant to a lease which expires in March 2003, and provides for a base annual rental of $95,000, based on the rate of exchange in effect at March 31, 1996.

     Management believes that these facilities are more than adequate to provide for the Company's business needs during the remaining terms of the respective leases.

Item 3.  Legal Proceedings

     The Company was a defendant in a patent dispute in Germany involving its subsidiary, Monitek GmbH. The complaint sought up to 300,000 Deutsche Marks (approximately $203,000 at the current rate of exchange) from the Company. A trial was held in the District Court, Munich, Germany and in May 1991 the Court ruled that the claim filed against Monitek GmbH was dismissed, at which time the other party in the action appealed the decision. In June 1995, a hearing was held before the Supreme Court (Bundesgerichtshof) in Germany and, again, the outcome was very favorable to the Company, resulting in the revocation of the other party's patent. The Company's German patent attorney has rendered an opinion that Monitek GmbH should be able to recover, from the other party, certain legal and other costs incurred in connection with this case.

     The Company is not a party to any other material legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders.

     There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of Stockholders, through the solicitation of proxies or otherwise.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     Through December 3, 1993, the Company's Common Stock was traded in the over-the-counter, national quotation system under the NASDAQ symbol MTEK. On December 6, 1993, the stock was delisted from the NASDAQ SmallCap Market and was subsequently listed on the OTC Bulletin Board. The following sets forth the high and low closing bid prices for the Common Stock for the periods indicated, as reported by the National Association of Securities Dealers Automated Quotation System and the National Quotation Bureau. Such prices represent prices between dealers without adjustment for retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

     The Company had, through July 29, 1994, outstanding Redeemable Common Stock Purchase Warrants and Units (consisting of two shares of Common Stock and one Warrant). The Warrants and Units were traded under the NASDAQ symbols MTEKW and MTEKU, respectively. There has been no significant trading of the Warrants and Units during the last three years and the Warrants expired on July 29, 1994.


Common Stock                                  High     Low
- ------------                                 ------   ------
1994      First Quarter                      0.0625   0.0625
- ----      Second Quarter                      0.125   0.0625
          Third Quarter                      0.1875    0.125
          Fourth Quarter                       0.20     0.15

1995
- ----
          First Quarter                        0.20     0.15
          Second Quarter                       0.15    0.125
          Third Quarter                       0.125   0.0625
          Fourth Quarter                       0.25    0.125

1996
- ----
          First Quarter                      0.1875   0.0625
          Second Quarter (Through June 17)    0.125    0.125

     On June 17, 1996, the Closing bid price of the Company's Common Stock, as reported by the National Quotation Bureau, was $0.125.

Item 6.  Selected Financial Data


                            SELECTED FINANCIAL DATA

     The following data for the five years ended March 31, 1996, have been taken from the consolidated financial statements of the Company, which have been audited by the Company's independent public accountants. The data for the three years ended March 31, 1996, should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this document and with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                   ------------------------------Years Ended March 31,----------------
                                      1996          1995          1994          1993          1992
                                   -----------   -----------   -----------   -----------   -----------
Statement of Operations Data:
- --------------------------------
Net Sales                          $6,695,396    $6,089,400    $5,680,288    $7,239,869    $7,642,612
Gross profit                        3,640,497     3,301,352     2,970,985     3,933,176     4,383,587
Selling, general and
  administrative expenses           3,740,091     3,383,701     3,481,502     4,091,425     4,035,130
Operating loss                       (498,433)     (414,339)     (783,613)     (712,821)     (222,089)
Interest expense                      101,211        46,055        42,446        55,310        50,649
Loss before income
  tax expense                        (558,163)     (269,142)     (770,601)     (727,528)     (165,736)
Income tax expense                      3,884         3,858         3,026         3,426        12,087
                                   ----------    ----------    ----------    ----------    ----------
Net loss                            ($562,047)    ($273,000)    ($773,627)    ($730,954)    ($177,823)
                                   ==========    ==========    ==========    ==========    ==========

Net loss per share                      ($.19)        ($.09)        ($.26)        ($.24)        ($.06)
                                   ==========    ==========    ==========    ==========    ==========

Weighted average shares
 outstanding                        2,943,100     2,950,100     2,985,100     2,988,213     3,026,750

Balance Sheet Data:
- -------------------
Working capital                    $  877,060    $1,381,074    $1,552,547    $2,226,742    $2,915,733
Total assets                        2,608,200     2,771,755     2,832,294     3,866,041     4,576,167
Long-term debt and capital
  lease obligations                       ---           ---         5,005         6,481        12,232
Stockholders' equity                1,024,186     1,594,502     1,839,917     2,623,533     3,349,830

- ---------------------------

Note:  No cash dividends have been declared during these periods.

Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
- -------------------------------

     Net working capital decreased from $1,381,000 on March 31, 1995, to $877,000 on March 31, 1996, as a result of the net loss for Fiscal 1996, partially offset by various changes in non-current assets.

     While the net working capital may appear to be at a fairly safe level, it should be noted that a major portion of the Company's assets are in the form of inventories and accounts receivable. The Company's unused sources of liquidity, consisting of unrestricted cash and short-term interest bearing securities, decreased from $60,000 on March 31, 1995, to $51,000 on March 31, 1996. As set forth in the accompanying independent auditors' report and notes to consolidated financial statements (Note 17) the Company's recurring losses from operations and the resulting effect on cash flow raise substantial doubt about its ability to continue as a going concern without additional sources of external financing. On June 24, 1996, the Company's Board of Directors approved an Agreement and Plan of Merger (the "Merger Agreement") with Sentex Sensing Technology, Inc. ("Sentex") and a Sentex subsidiary. On the same date, the Merger Agreement was approved by the Boards of Directors of Sentex and its subsidiary. Sentex develops and manufactures automated devices designed to identify and measure the concentrations of certain chemicals and its stock is traded on the NASDAQ Small
Cap stock market.   The Merger Agreement will be submitted for approval by the
Company's shareholders and the Sentex shareholders at special meetings expected to be held later in the year. The Merger Agreement provides for the merger
(the "Merger") of the Sentex subsidiary into the Company. Consummation of the Merger is subject to a variety of customary conditions and, accordingly, there can be no assurance that the Merger will take place. The Company believes Sentex has a sufficiently strong cash position to satisfy the intermediate term needs of the Company for working capital. In addition, the Company intends to seek a working capital loan or loans from its major shareholder, Clarion Capital Corporation ("Clarion"), pending completion of the Merger. However, there can be no assurance that Clarion will loan additional funds to the Company. It is a condition to the consummation of the Merger that any such new loans by Clarion be repaid by the time of the closing of the Merger.

     In the event that the Merger does not take place, the Company's management will continue to seek other sources of financing including, but not limited to, loans collateralized by assets of the Company and a sale of equity securities, to fund its operating and working capital requirements. There is no assurance that such financing, if available, can be obtained on terms satisfactory to the Company.

     At March 31, 1996, the Company had available net operating loss carryforwards of approximately $5,405,000 and $1,700,000 to offset future Federal and California taxable income, respectively. The Tax Reform Act of 1986 imposes certain restrictions on the amount of net operating loss carryforwards which can be used in any one year by the Company for losses prior to July 31, 1987, the date of the Company's initial public offering, which is deemed to be a change of ownership for Federal tax purposes. The Company's utilization of the Federal net operating loss carryforwards from years prior to Fiscal 1988, totaling $1,640,000, is limited to approximately $620,000 per year. Deductions available for net operating losses generated in years subsequent to the change in ownership are unlimited. If the Company's income were to exceed the permissible net operating loss carryforward deduction, as to which there can be no assurance, the Company would incur a liability for Federal income taxes on the excess earnings, even though net operating loss carryforwards would be available for future years.

     As of April 1, 1991, the Company's IC-DISC, Monitek International, Inc., was effectively terminated and accordingly, the March 31, 1995 and March 31, 1996, consolidated financial statements and related notes do not include any activity related to such entity. As a result, the Company has begun repatriation of the undistributed earnings of the IC-DISC as of April 1, 1991. The undistributed earnings of approximately $780,000 will be recognized as income, for tax return purposes, by the Company over the 10-year period ending March 31, 2001.

     The Company has no current plans to repatriate the undistributed earnings of its foreign subsidiary. Therefore, no tax provision has been made to cover the repatriation of such undistributed earnings at March 31, 1996, 1995 or 1994. The cumulative amounts of undistributed earnings for which the Company has not provided for United States income taxes amounted to approximately $73,000 at March 31, 1996.

Results of Operations
- ---------------------

     Fiscal 1996 Compared with Fiscal 1995
     -------------------------------------

     Total net sales increased by 10% from $6,089,000 for Fiscal 1995 to $6,695,000 for Fiscal 1996. Domestic sales and sales to continental Europe by the Company's wholly owned subsidiary, Monitek GmbH, increased by 12% and 14%, respectively, while export sales from the United States decreased by 14%. Management believes that the sales increases in the United States and Europe can be attributed primarily to improved economic conditions in those areas. The decrease in export sales is not easily explained, but it is not a source of major concern inasmuch as it traditionally represents less than 15% of the Company's total sales.

     Cost of sales, as a percentage of net sales, remained constant at 46% for both Fiscal 1995 and Fiscal 1996. Material costs increased from 35% of net sales for Fiscal 1995 to 36% for Fiscal 1996, primarily as a result of a change in product mix. Direct labor and factory overhead, as a percentage of net sales, decreased from 11% for Fiscal 1995 to 10% for Fiscal 1996 as a result of the increase in sales with very little change in cost.

     Selling, general and administrative expenses increased from $3,384,000 for Fiscal 1995 to $3,740,000 for Fiscal 1996 but, as a percentage of net sales, the expenses remained constant at 56% for both years. Sales commissions paid to independent representatives increased by $138,000 as a result of the increase in sales. Salaries and related expenses increased by $185,000, primarily as a result of a reduction of expense in the amount of $107,000 in Fiscal 1995, related to the bonus payable to the Managing Director of Monitek GmbH..

     Research, development and product engineering expenses increased from $332,000, or 5.5% of net sales, for Fiscal 1995, to $399,000, or 6.0% of net sales, for Fiscal 1996. Spending during the first half of Fiscal 1995 had been severely curtailed in order to conserve working capital and reduce operating losses. Management subsequently made the decision to fund certain projects that had been placed on hold, resulting in the increased expenditures for the second half of Fiscal 1995 and all of Fiscal 1996.

     Operating losses increased from $414,000 for Fiscal 1995 to $498,000 for Fiscal 1996 as a result of the increase in cost of sales, selling, general and administrative expense and research, development and product engineering expense, partially offset by the increase in sales.

     Interest expense increased from $46,000 for Fiscal 1995 to $101,000 for Fiscal 1996 as a result of increased borrowings from the Clarion Capital Corporation and the factoring of certain trade accounts receivable, as set forth in the accompanying consolidated financial statements (Note 3).

     Foreign currency transactions resulted in a loss of $30,000 for Fiscal 1996 compared with a gain of $125,000 for Fiscal 1995 as a result of fluctuations in the value of the U.S. Dollar relative to the German Deutsche Mark.

     Fiscal 1995 Compared with Fiscal 1994
     -------------------------------------

     Total net sales increased by 7% from $5,680,000 for Fiscal 1994 to $6,089,000 for Fiscal 1995. Domestic sales, export sales from the United States and sales to continental Europe by the Company's wholly owned subsidiary, Monitek GmbH, increased by 3%, 7% and 9%, respectively. While these increases may seem quite modest, they represent a marked improvement when compared with the severe decline in sales over the past few years. Although net sales for the second half of Fiscal 1995 were approximately 10% lower than for the first half, as a result of several large European orders during the first half, which normally would have been expected to be spread throughout the year, management remains cautiously optimistic concerning future sales trends. Incoming customer orders and quotation activity for the two months ended May 31, 1995 have been quite strong, and Fiscal 1996 sales forecasts generated by the Company's sales force, primarily independent representatives and agents, are more optimistic than for Fiscal 1995.

     Cost of sales, as a percentage of net sales, decreased from 48% for Fiscal 1994 to 46% for Fiscal 1995. Material costs decreased from 36% of net sales for Fiscal 1994 to 35% for Fiscal 1995, primarily as a result of a change in product mix. Direct labor and factory overhead decreased from 12% for Fiscal 1994 to 11% for Fiscal 1995 as a result of decreased staffing in certain manufacturing support functions coupled with the increase in sales.

     Selling, general and administrative expenses decreased from $3,482,000, or 61% of net sales, for Fiscal 1994, to $3,384,000, or 56% of net sales, for Fiscal 1995, primarily as a result of decreased staffing in sales and marketing and reduced expenditures for certain other selling and administrative expenses. In addition, during Fiscal 1995, the accrued bonus payable to the Managing Director of Monitek GmbH was finalized as a deferred compensation agreement, resulting in a reduction of expense in the amount of $107,000.

     Research, development and product engineering expenses increased from $273,000, or 4.8% of net sales, for Fiscal 1994, to $332,000, or 5.5% of net sales, for Fiscal 1995. Spending during Fiscal 1994 had been severely curtailed in order to conserve working capital and reduce operating losses. Management recently made the decision to fund certain projects that had been placed on hold, resulting in the increased expenditures for Fiscal 1995.

     Operating losses decreased from $784,000 for Fiscal 1994 to $414,000 for Fiscal 1995 as a result of the increased sales volume coupled with the decrease in cost of sales and selling, general and administrative expense as a percentage of net sales, partially offset by the increase in research, development and product engineering expense as a percentage of net sales

     Foreign currency transactions resulted in a gain of $125,000 for Fiscal 1995 compared with a loss of $19,000 for Fiscal 1994 as a result of fluctuations in the value of the U.S. Dollar relative to the German Deutsche Mark.



Item 8.  Financial Statements and Supplementary Data

     The financial statements and schedules of the Company are annexed to this Report as pages F-2 to F-19 and S-2. Indexes to such material appears on pages F-1 and S-1, respectively.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

     The executive officers and directors of the Company are as follows:

Name                          Age                       Positions
- ----                          ---                       ---------
Morton A. Cohen                61   Chairman of the Board of Directors and
                                    Chief Executive Officer

Frank J. Vetrovec              55   President, Chief Operating Officer and
                                    Director

James S. O'Leary               58   Executive Vice President, Treasurer,
                                    Secretary and Chief Financial Officer

Helmut H. Zoellmer             50   Managing Director of Monitek GmbH and
                                    Director

Erwin S. Weiss                 65   Director

     Directors are elected to serve until the next annual meeting of stockholders or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors, subject to any contracts of employment. See "Executive Compensation."

     Morton A. Cohen has been Chairman of the Board of the Company since November 1983. Mr. Cohen has been the Chairman of the Board of Clarion Capital Corporation ("Clarion"), a small business investment company and the Company's principal stockholder, since July 1981 and, since April 1982, has been Clarion's President and Chief Executive Officer. Mr. Cohen is on the Board of Directors of the following public companies: Zemex Corporation (industrial minerals and materials) since May 1991; Small's Oilfield Services (specialized rental equipment) since March 1993 and Cohesant Technologies, Inc. (chemicals and coatings) since December 1994.

     Frank J. Vetrovec has been President and Chief Operating Officer of the Company and Co-Managing Director of Monitek GmbH since May 1992. As President, Mr. Vetrovec's primary responsibilities are the overall direction of the Company's marketing and technical efforts. From 1979 to 1992, Mr. Vetrovec was with Great Lakes Instruments, Inc., a company engaged in the manufacture and sale of instrumentation to monitor and control water quality, serving as Vice President of Marketing for the last two years.

     James S. O'Leary has been associated with the Company since August 1982, becoming Vice President and Chief Financial Officer of the Company in November 1983, Co-Managing Director of Monitek GmbH in May 1984 and Executive Vice President, Secretary and Treasurer of the Company in April 1987.

     Helmut H. Zoellmer has held various positions with Monitek GmbH since 1980, becoming General Manager and Co-Managing Director in May 1984 and a Director of the Company in April 1990.

     Erwin S. Weiss has been a Director of the Company since October 1992.
Since 1985, Mr. Weiss has owned and operated his own management consulting company, specializing in organization design, manager evaluation and development, and strategic business planning. He has been a director of Clarion since 1991.

     The Delaware General Corporation Law permits a corporation through its Certificate of Incorporation to exonerate its directors from personal liability to the corporation or its stockholders for monetary damages for breach of duty as a director, with certain exceptions. The exceptions include a breach of the director's duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violations of law, improper declarations of dividends, and transactions from which the director derives an improper personal benefit. This provision of the law is intended, according to its sponsors, to assist corporations in retaining qualified directors. The Company's Certificate of Incorporation exonerates its directors from liability to the full extent permitted by this statutory provision.

     The Company believes that it is the position of the Securities and Exchange Commission that insofar as the foregoing provisions may be invoked to disclaim liability for damages arising under Securities Act of 1933, it is against public policy as expressed in the Act and is therefore unenforceable.


Item 11.  Executive Compensation

     The following table sets forth information concerning the cash compensation paid and accrued by the Company for services rendered during the fiscal year ended March 31, 1996, to the Chairman of the Board and to the executive officers of the Company whose aggregate compensation exceeded $ 100,000.


                           Summary Compensation Table

                                                                                 Long Term
                                            Annual Compensation                 Compensation
                               ------------------------------------------   -------------------
                                Fiscal                            Other       Stock       All
     Name and                  Yr. ended    Salary     Bonus     Annual      Options     Other
Principal Position             March 31       $          $       Comp. (1)     (2)       Comp.
- ----------------------------   ---------   --------   -------   --------    ---------    ------
Morton A. Cohen                     1996          -         -          -            -         -
Chairman of the Board and           1995          -         -          -            -         -
Chief Executive Officer             1994          -         -          -       89,500         -

Frank J. Vetrovec                   1996    113,173         -          -            -         -
President and Chief                 1995    117,550         -          -            -         -
Operating Officer                   1994     92,956         -          -            -         -

Helmut H. Zoellmer                  1996    130,801         -          -            -         -
Managing Director,                  1995    129,825    34,965          -            -         -
Monitek GmbH                        1994    109,545    54,426          -       70,000         -

(1) Excludes perquisites and other benefits, unless the aggregate amount of such compensation exceeds the lesser of $50,000 or 10 percent of the total salary and bonus reported for the named executive officer.

(2)  Stock options granted were determined by the Board of Directors.

(3) Payments and accruals to Mr. Zoellmer were made in Deutsche Marks. Dollar amounts have been calculated using average exchange rates for each of the fiscal years reported.

Stock Option Plan
- -----------------

       In May 1987, the Company adopted a stock option plan (the "Plan"), which was approved by the Company's stockholders, covering up to 200,000 shares of the Company's Common Stock, pursuant to which officers, directors and key employees of the Company are eligible to receive incentive and/or non-qualified stock options. In November 1988, the Company's Board of Directors voted to increase the number of options to 300,000 shares, which action was approved by the Company's shareholders in November 1988. In May 1991, the Board of Directors voted to increase the number of options to 450,000 shares, which action was approved by the Company's shareholders in October 1991. The Plan, which expires in May 1997, is administered by the Board of Directors or a committee designated by the Board of Directors, which will be responsible for determining the individuals to whom options will be granted, the number of options each individual will receive, the option price per share and the exercise period of each option. Incentive stock options granted under the Plan are exercisable for a period of up to 10 years from the date of grant and at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the exercise period of an incentive stock option granted under the Plan to a stockholder owning more than 10% of the outstanding Common Stock must not exceed five years and the exercise price of an incentive stock option granted to such a stockholder must not be less than 110% of the fair market value of the Common Stock on the date of the grant.

     In April 1995, the Board of Directors granted incentive stock options to 11 employees to purchase an aggregate of 65,000 shares at $.50 per share for a period of five years, of which options to purchase 25,000 shares were granted to James S. O'Leary, an officer of the Company. Of the options granted to Mr. O'Leary, options to purchase 10,000 shares were replacements for options that expired in April 1995.

     In April 1995, the Board of Directors also granted non-qualified stock options to Erwin S. Weiss, a Director of the Company, to purchase 5,000 shares at $.50 per share for a period of five years.


                       Option Grants in Last Fiscal Year
                       ---------------------------------

       The following table shows as to the Chief Executive Officer and the two other Executive officers listed in the Compensation Table, information about options granted in the last fiscal year:



                                   % of Total
                                    Options
                                   Granted to   Exercise
                        Options    Employees     or Base
                        Granted    in Fiscal      Price     Expiration
Name                      (#)         Year       ($/Sh)        Date
- ---------------------   --------   ----------   ---------   ----------

Morton A. Cohen               -             -          -             -

Frank J. Vetrovec             -             -          -             -

Helmut H. Zoellmer            -             -          -             -

Warrants
- --------

     No warrants were granted or exercised during Fiscal 1996 and all previously granted warrants expired during Fiscal 1995.


Retirement Plan - 401(k)
- ------------------------

       In September 1989, the Company established a 401(k) Retirement Plan for its eligible officers and employees. All full-time employees over 21 years of age and with at least six months of service with the Company are eligible to participate in the plan. Participation is strictly voluntary. The plan allows for, but does not require, Company contributions. To-date, the Company has made no contributions to the plan but has paid all of the costs of administration.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information, as of June 14, 1996, concerning ownership of Class A Common Stock and Common Stock by all persons known by the Company to own beneficially 5% or more of the outstanding shares of the Company's Class A Common Stock or Common Stock, each Director, and all officers and Directors of the Company as a group and their percentage ownership of Class A Common Stock and Common Stock and the percentage voting power:

                                       Amount and       Percent    Percent
                                       Nature of        of Out-       of
Name of Beneficial Holder or           Beneficial      standing     Voting
Identity of Group                    Ownership (1)       Stock      Power
- ----------------------------         ----------------   ---------   --------
Clarion Capital Corporation
 1801 East Ninth St.
 Suite 1520
 Cleveland, OH 44114                1,220,631    (2)       41.5%      58.2%

Tahoe Partners I
 Peter O. Shea
 Managing Partner
 P.O. Box 489
 Walnut, CA  91788                    225,600    (3)        7.7        5.4

R & W Ventures II
 Roy L. Rogers,
 General Partner
 3000 Sand Hill Rd,
 Bldg. 2-175
 Menlo Park, CA  94025                235,600    (4)        8.0        5.6

Robertson Stephens Orphan Fund
 Paul H. Stephens
 One Embarcadero Plaza
 Suite 3100
 San Francisco, CA 94111              160,745    (5)        5.5        3.8

Morton A. Cohen                       113,000    (6)        3.7        2.6
James S. O'Leary                       50,800    (7)        1.7        1.2
Helmut H. Zoellmer                     45,000    (8)        1.5        1.1
Frank J. Vetrovec                     116,200    (9)        3.8        2.7
Erwin J. Weiss                         20,000   (10)        0.7        0.5

All Officers and Directors
 as a group (6 persons)             1,565,631   (11)       48.1       61.8

(1) Each person listed has sole voting and sole investment power over the shares owned, except where otherwise indicated below. All shares are Class A Common Stock unless otherwise indicated.

(2) Morton A. Cohen, Chairman of the Board and Chief Executive Officer of the Company, is Chairman of the Board, President and Chief Executive Officer and the principal stockholder of Clarion. Mr. Cohen owns 75.7% of Maycap Holding Company, which owns 94.9% of Clarion.

(3) Based on information reported by Mr. Shea on Schedule 13D filed with the SEC in December 1994 and confirmed in June 1996. Consists of 225,600 shares of Common Stock.

(4) Based on information provided by Mr. Rogers on Schedule 13D filed with the SEC in July 1991 and updated in a communication to the Company in June 1996. No subsequent filing of Schedule 13D has been made, inasmuch as the increase in holdings since the filing represents less than 1% of the Company's outstanding shares. Consists of 235,600 shares of Common Stock.

(5) Based on information provided by Robertson Stephens & Company on Schedule 13D filed with the SEC in January 1992 and confirmed in June 1996. Consists of 160,745 shares of Common Stock.

(6) Includes 18,500 shares of Common Stock and 94,500 shares of Common Stock issuable upon exercise of options. Does not include 1,220,631 shares held by Clarion Capital Corporation.

(7) Includes 50,000 shares of Common Stock issuable on exercise of options and 800 shares of Common Stock held for the benefit of his children, as to which Mr. O'Leary disclaims beneficial interest.

(8) Shares of Common Stock issuable on exercise of options. Does not include 25,000 shares of Common Stock covered by options not exercisable within 60 days.

(9) Includes 16,200 shares of Common Stock and 100,000 shares of Common Stock issuable upon exercise of options.

(10)  Shares of Common Stock issuable on exercise of options.

(11) Includes 1,220,631 shares held by Clarion and an aggregate of 309,500 shares of Common Stock issuable upon exercise of options and does not include 25,000 shares of Common Stock covered by options which are not exercisable within 60 days, as described in the notes above.


Item 13.  Certain Relationships and Related Transactions
         -----------------------------------------------

       Reference is made to Item 11, "Executive Compensation--Stock Option Plan", with regard to certain options granted to officers and directors.

     In December, 1993, the Company entered into a security agreement with Clarion to secure repayment of loans from Clarion on a demand basis at an interest rate of 10% per annum. The principal balance of the Company's indebtedness to Clarion, including previously accrued interest at June 24, 1996, was $476,940 and now carries an interest rate of 12% per annum.

     In October 1990, the Company advanced $30,000 to James S. O'Leary, which advance was evidenced by a noninterest-bearing note and was secured by the pledge of 42,000 shares of the Company's Class A Common Stock. The note has been treated as a contra to Stockholders' Equity on the consolidated financial statements. The note was issued to enable the officer to pay off bank loans. In June 1994, Mr. O'Leary exercised a put provision in the loan agreement, surrendering the pledged shares of Common Stock in exchange for the cancellation of the note.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statement Schedule
- ----------------------------

       An index to the consolidated financial statement schedule included herein appears on Page S-1. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable, not required or the information to be presented therein has been furnished elsewhere.

Exhibits
- --------

(a)  3.1     -  Certificate of Incorporation*
     3.2     -  Form of Agreement and Plan of Merger*
     3.3     -  By-Laws*
     4.1     -  Form of Unit Purchase Option*
     4.2     -  Form of Warrant Agreement*
     10.1   -  Lease for 1495 Zephyr Avenue*
     10.2   -  Lease for German facility*
     10.3   -  Form of Indemnification Agreement*
     10.4   -  Tax Sharing Agreement between Registrant and Clarion Capital
               Corp.*
     10.5   -  Employment Agreement with Frank J. Vetrovec
     10.6   -  Employment Agreement with James O'Leary*
     10.7   -  Employment Agreement with Helmut Zoellmer*
     10.8   -  Stock Option Plan*
     10.9   -  Form of United States Sales Representative Agreement*
     10.10 -  Form of Foreign Sales Agent Agreement*
     10.11 -  License Agreement between Registrant and Vincent S. Cushing*
     22.1   -  List of Subsidiaries

* Incorporation by reference to Registrant's Registration Statement on Form S-1 (File No. 33-14201)


Reports on Form 8-K
- -------------------

       No reports on Form 8-K were filed for the three months ended March 31, 1996.

                                   SIGNATURES
                                   ----------

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MONITEK TECHNOLOGIES, INC.


Date:  June 27, 1996                     By:__________________________________
                                         Frank J. Vetrovec,
                                         President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                Title                     Date
- ---------                -----                     ----


_____________________________    Chairman of the Board of        June 27, 1996
Morton A. Cohen                  Directors and Chief
                                 Executive Officer
                                 (Principal Executive Officer)

_____________________________    President, Chief                June 27, 1996
Frank J. Vetrovec                Operating Officer, Director


_____________________________    Executive Vice President,       June 27, 1996
James S. O'Leary                 Chief Financial Officer
                                 (Principal Financial and
                                 Accounting Officer)

_____________________________    Managing Director of            June 27, 1996
Helmut H. Zoellmer               Monitek GmbH, Director


_____________________________    Director                        June 27, 1996
Erwin S. Weiss

                           MONITEK TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                       Consolidated Financial Statements

                         March 31, 1996, 1995 and 1994

                  (With Independent Auditors' Report Thereon)

                           MONITEK TECHNOLOGIES, INC.
                                AND SUBSIDIARY

                       Consolidated Financial Statements



                   Index to Consolidated Financial Statements
                   ------------------------------------------

                                                               Page
                                                               ----

Independent Auditors' Report................................   F-2

Consolidated Balance Sheets as of March 31, 1996 and 1995...   F-3

Consolidated Statements of Operations
  for the years ended March 31, 1996, 1995 and 1994.........   F-4

Consolidated Statements of Stockholders' Equity
  for the years ended March 31, 1996, 1995 and 1994.........   F-5

Consolidated Statements of Cash Flows
  for the years ended March 31, 1996, 1995 and 1994.........   F-6 - F-7

Notes to Consolidated Financial Statements..................   F-8 - F-19

                     [LETTERHEAD OF KPMG PEAT MARWICK LLP]


                          Independent Auditors' Report
                          ----------------------------


The Board of Directors
and Stockholders
Monitek Technologies, Inc.:


We have audited the consolidated financial statements of Monitek Technologies, Inc. and subsidiary (the Company) as listed in the accompanying index to consolidated financial statements. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index to consolidated financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Monitek Technologies, Inc. and subsidiary as of March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in note 17 to the financial statements, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 17.

                                         /s/ KPMG Peat Marwick LLP
                                         KPMG Peat Marwick LLP


Oakland, California
May 31, 1996, except as to note 17, which is as of June 24, 1996

                           MONITEK TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                          Consolidated Balance Sheets

                            March 31, 1996 and 1995


                   Assets                     1996                1995
                   ------                     ----                ----
Current assets:
  Cash                                     $   51,235             59,908

  Trade receivables - less allowance

     for doubtful accounts of $35,111
     and $35,465 in 1996 and 1995,
      respectively (note 3)                   859,810            896,004

  Inventories (note 4)                      1,382,433          1,488,502
  Other current assets                        167,596            113,913
                                           ----------          ---------

          Total current assets              2,461,074          2,558,327

Property and equipment, less
 accumulated depreciation and
 amortization of $976,151 and $910,614
 in 1996 and 1995, respectively
 (note 5)                                     103,171            158,708


Product line acquisition costs, less
 accumulated amortization of $86,158
 and $75,715 in 1996 and 1995,
 respectively                                  42,469             52,912

Other assets                                    1,486              1,808
                                           ----------          ---------
                                           $2,608,200          2,771,755
                                           ==========          =========


Liabilities and Stockholders' Equity          1996                1995
- ------------------------------------          ----                ----

Current liabilities:
  Liability for factored receivables
   (note 3)                                $  157,219                 --
  Notes payable to related party (note 7)     300,000            200,000
  Trade accounts payable                      504,886            350,578
  Accrued liabilities (note 6)                621,909            626,675
                                           ----------          ---------

          Total current liabilities         1,584,014          1,177,253
                                           ----------          ---------
Commitments (note 12)

Stockholders' equity (notes 8 and 10):
   Common stock - par value $.01 per
    share; authorized 10,000,000
    shares; 1,690,424 shares issued and
    outstanding                                16,904             16,904
   Class A common stock - par value
    $.01 per share; authorized 2,000,000
    shares; 1,252,676 shares issued and
    outstanding                                12,527             12,527
   Paid-in capital                          6,117,176          6,117,176
   Accumulated deficit                     (5,164,429)        (4,602,382)
   Cumulative translation adjustment           42,008             50,277
                                           ----------          ---------
        Total stockholders' equity          1,024,186          1,594,502
                                           ----------          ---------
                                           $2,608,200          2,771,755
                                           ==========          =========

         See accompanying notes to consolidated financial statements.

                           MONITEK TECHNOLOGIES, INC.

                                 AND SUBSIDIARY


                     Consolidated Statements of Operations

                   Years ended March 31, 1996, 1995 and 1994


                                                               1996          1995         1994
                                                            -----------   ----------   ----------
Net sales                                                   $6,695,396    6,089,400    5,680,288
Cost of sales                                                3,054,899    2,788,048    2,709,303
                                                            ----------    ---------    ---------

  Gross profit                                               3,640,497    3,301,352    2,970,985
                                                            ----------    ---------    ---------

Selling, general and administrative expenses                 3,740,091    3,383,701    3,481,502
Research, development and product engineering expenses         398,840      331,990      273,096
                                                            ----------    ---------    ---------

                                                             4,138,930    3,715,691    3,754,598
                                                            ----------    ---------    ---------

  Operating loss                                              (498,433)    (414,339)    (783,613)
                                                            ----------    ---------    ---------

Other income (expense):
 Interest income                                                38,415       32,560       27,415
 Interest expense                                             (101,211)     (46,055)     (42,446)
 Foreign currency transaction (loss) gain                      (30,217)     124,989      (18,839)
 Other income, net                                              33,283       33,703       46,882
                                                            ----------    ---------    ---------
                                                               (59,730)     145,197       13,012
                                                            ----------    ---------    ---------

  Loss before income tax expense                              (558,163)    (269,142)    (770,601)

Income tax expense (note 11)                                     3,884        3,858        3,026
                                                            ----------    ---------    ---------

  Net loss                                                  $ (562,047)    (273,000)    (773,627)
                                                            ==========    =========    =========

Net loss per share                                               $(.19)        (.09)        (.26)
                                                            ==========    =========    =========

Weighted average shares outstanding                          2,943,100    2,950,100    2,985,100
                                                            ==========    =========    =========

See accompanying notes to consolidated financial statements.

                           MONITEK TECHNOLOGIES, INC.

                                 AND SUBSIDIARY

                Consolidated Statements of Stockholders' Equity

                   Years ended March 31, 1996, 1995 and 1994




                                   Common stock       Class A common stock
                                -------------------   ---------------------
                                 Number                 Number                 Paid-in     Accumulated
                                of shares   Amount    of shares     Amount     capital       deficit
                                ---------   -------   ----------   --------   ----------   ------------
Balances, March 31, 1993        1,690,424   $16,904   1,294,676    $12,947    6,146,756     (3,555,755)
Translation of foreign
 currency financial
 statements                            --        --          --         --           --             --
Net loss                               --        --          --         --           --       (773,627)
                                ---------   -------   ---------    -------    ---------     ----------
Balances, March 31, 1994        1,690,424    16,904   1,294,676     12,947    6,146,756     (4,329,382)
Retirement of stock (note 9)           --        --     (42,000)      (420)     (29,580)            --
Translation of foreign
 currency financial
 statements                            --        --          --         --           --             --
Net loss                               --        --          --         --           --       (273,000)
                                ---------   -------   ---------    -------    ---------     ----------
Balances, March 31 1995         1,690,424    16,904   1,252,676     12,527    6,117,176     (4,602,382)
Translation of foreign
 currency financial
 statements                            --        --          --         --           --             --
Net loss                               --        --          --         --           --       (562,047)
                                ---------   -------   ---------    -------    ---------     ----------
Balances, March 31 1996         1,690,424   $16,904   1,252,676    $12,527    6,117,176     (5,164,429)
                                =========   =======   =========    =======    =========     ==========

                                Cumulative     Notes         Total
                                translation  receivable    stockholders'
                                adjustment    for stock       equity
                                -----------  ----------    -------------
Balances, March 31, 1993           32,681   (30,000)       2,623,533
Translation of foreign
 currency financial
 statements                        (9,989)        -           (9,989)
Net loss                                -         -         (773,627)
                                ---------   -------        ---------
Balances, March 31, 1994           22,692   (30,000)       1,839,917
Retirement of stock (note 9)            -    30,000                -
Translation of foreign
 currency financial
 statements                        27,585         -           27,585
Net loss                                -         -         (273,000)
                                ---------   -------        ---------
Balances, March 31 1995            50,277         -        1,594,502
Translation of foreign
 currency financial
 statements                        (8,269)        -           (8,269)
Net loss                                -         -         (562,047)
                                ---------   -------        ---------
Balances, March 31 1996            42,008         -        1,024,186
                                =========   =======        =========

See accompanying notes to consolidated financial statements.

                       MONITEK TECHNOLOGIES, INC.
                          AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                   Years ended March 31, 1996, 1995 and 1994

                                                                       1996           1995          1994
                                                                       ----           ----          ----
Cash flows from operating activities:
  Cash received from customers                                     $ 6,731,590     5,911,083     5,958,714
  Cash paid to suppliers and employees                              (6,862,238)   (6,338,448)   (6,235,525)
  Interest received                                                     38,415        32,560        30,170
  Interest paid                                                        (73,172)      (46,055)      (39,912)
  Income taxes paid                                                     (3,884)       (3,856)       (3,026)
  Other miscellaneous cash (disbursements) receipts                    (86,603)      216,814       124,225
                                                                   -----------    ----------    ----------

          Net cash used in operating activities                       (255,892)     (227,902)     (165,354)
                                                                   -----------    ----------    ----------

Cash flows from investing activities
  Capital expenditures                                                 (10,000)      (55,936)      (15,311)
  Net decrease in short-term investments                                    --            --       429,769
                                                                   -----------    ----------    ----------

          Net cash (used in) provided by investing activities          (10,000)      (55,936)      414,458
                                                                   -----------    ----------    ----------

Cash flows from financing activities:
  Borrowings against trade receivables                                 157,219            --            --
  Payments under line of credit                                             --            --      (341,110)
  Borrowings under notes payable to related party                      100,000       100,000       100,000
  Payments under capital lease obligations                                  --       (10,727)       (9,355)
                                                                   -----------    ----------    ----------

          Net cash provided by (used in) financing activities          257,219        89,273      (250,465)
                                                                   -----------    ----------    ----------

Net decrease in cash and cash equivalents                               (8,673)     (194,565)       (1,361)

Cash at beginning of year                                               59,908       254,473       255,834
                                                                   -----------    ----------    ----------

Cash at end of year                                                $    51,235        59,908       254,473
                                                                   ===========    ==========    ==========

                                                                    (Continued)

                           MONITEK TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                Consolidated Statements of Cash Flows, Continued

                   Years ended March 31, 1996, 1995 and 1994



                                                                                      1996        1995        1994
                                                                                   ----------   ---------   ---------

Reconciliation of net loss to net cash used in operating activities:
  Net loss                                                                         $(562,047)   (273,000)   (773,627)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization:
       Property and equipment                                                         65,537     124,514     127,549
       Product line acquisition costs                                                 10,443      10,444      10,443
     (Decrease) increase in allowance for doubtful accounts                             (354)    (28,698)     23,000
     Increase in reserve for inventory obsolescence                                    6,225      22,248      15,199
     Decrease in deferred income taxes                                                    --          --       6,535
     Changes in operating assets and liabilities:
       Decrease (increase) in trade receivables                                       36,548    (149,619)    255,426
       Decrease in inventories                                                        99,844      12,143      87,707
       (Increase) decrease in other current assets                                   (53,683)    (69,047)     16,852
       (Increase) decrease in other assets                                            (7,947)     27,510      78,083
       Increase (decrease) in trade accounts payable                                 154,308      29,989     (21,220)
       (Decrease) increase in accrued liabilities                                     (4,766)     65,614       8,699
                                                                                   ---------    --------    --------

            Net cash used in operating activities                                  $(255,892)   (227,902)   (165,354)
                                                                                   =========    ========    ========


See accompanying notes to consolidated financial statements.

                           MONITEK TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                         March 31, 1996, 1995 and 1994


(1)   NATURE OF BUSINESS

      Monitek Technologies, Inc. (the Company) and its wholly owned subsidiary, Monitek GmbH, design, develop, assemble and market instruments utilized for analytical measurement of liquids in industrial and wastewater environments.

      Monitek GmbH was formed in Germany to concentrate on the sale and service of the Company's products throughout continental Europe.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)  Management Estimates

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      (b)  Principles of Consolidation

           The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Monitek GmbH. All significant intercompany balances and transactions have been eliminated.

     (c)   Inventories

           Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

      (d)   Property and Equipment

           Property and equipment is stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, ranging from three to five years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the useful life or the remaining term of the lease. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income or loss for the period. The cost of maintenance and repairs is included in the statements of operations as incurred; significant renewals and betterments are capitalized.

                                                                     (Continued)

                           MONITEK TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

      (e)  Income Taxes

           Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

           The Company has no current plans to repatriate undistributed earnings of its foreign subsidiary. Therefore, no tax has been provided to cover the repatriation of such undistributed earnings at March 31, 1996, 1995 or 1994. The cumulative amount of undistributed earnings for which the Company has not provided United States income taxes was approximately $73,000 at March 31, 1996.

           The Company has terminated its IC-DISC and, therefore, has begun repatriation of the undistributed earnings of the IC-DISC. The undistributed earnings of approximately $780,000 will be recognized as income by the Company over a 10-year period ending March 31, 2001.

      (f)  Product Line Acquisition Costs

           Product line acquisition costs, including patents, are capitalized and allocated to the components of the product line. These costs are amortized over the estimated useful life of the products or patents, ranging from 8 to 14 years. The Company annually evaluates the recoverability of its product line acquisition costs based on projected, undiscounted, net cash flows related to such product lines. Impairment would be recognized in operating results if a permanent diminution in value were to occur.

      (g)  Revenue Recognition

           Revenues from the sale of the Company's product line of instruments are recognized at the time the product is shipped. The Company's products are shipped FOB shipping point.

                                                                     (Continued)

                           MONITEK TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

      (h)  Foreign Currency Translation

           The Company accounts for foreign currency translation in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation. The functional currency of the Company's German subsidiary is the deutsche mark. All transactions of that subsidiary denominated in currency other than the functional currency are remeasured into the functional currency with the resulting gain or loss included as foreign currency transaction gains or losses as incurred in the accompanying consolidated statements of operations. Assets and liabilities denominated in currencies other than U.S. dollars are translated at year end exchange rates, and all statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustment is reported as a separate component in the equity section of the accompanying consolidated balance sheets.

      (i)  Loss Per Share

           Loss per share is calculated using the weighted average number of shares outstanding during the year and additional shares assumed to be outstanding to reflect the dilutive effect of common stock equivalents. All common stock equivalents were anti-dilutive for the years ended March 31, 1996, 1995 and 1994.

      (j)  Reclassification

           Certain 1995 amounts have been reclassified to conform with the 1996 consolidated financial statement presentation.

(3)   FACTORING OF RECEIVABLES

           The Company entered into an agreement, in May 1995, pursuant to which it sold certain trade accounts receivable, subject to recourse provisions. Under the terms of the agreement, the Company has retained substantially the same risk of credit loss as if the receivables had not been sold. The proceeds are less than the face amount of accounts receivable sold by a 20% reserve amount and a 1% administrative fee on the gross amount of each purchased receivable.

           At March 31, 1996, the balance of sold accounts receivable that had not been collected was approximately $157,000 which has been included in trade receivables in the accompanying consolidated balance sheet. As the sold receivables are subject to recourse provisions, a liability is reflected for the face amount of the receivables sold.

                                                                     (Continued)

                           MONITEK TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(3)   FACTORING OF RECEIVABLES, CONTINUED

      Upon collection of these accounts, the 20% withheld by the purchaser, less a .1% discount per day based on the average daily balance of outstanding transferred receivables, is forwarded to the seller. As collections reduce accounts included in the pool, the Company sells its interest in new receivables.

      The discount from the face amount totaled $23,856 for the year ended March 31, 1996 and has been included in interest expense in the accompanying consolidated statement of operations.

(4)   INVENTORIES

      Inventories consists of the following at March 31:

                                                                       1996         1995
                                                                   ----------      -------
          Raw materials                                            $  174,160       181,593
          Component parts and work in progress                        521,716       555,170
          Finished goods                                              817,589       876,546
                                                                   ----------     ---------
                                                                    1,513,465     1,613,309
          Less reserve for inventory obsolescence                     131,032       124,807
                                                                   ----------     ---------
                                                                   $1,382,433     1,488,502
                                                                   ==========     =========

(5)   PROPERTY AND EQUIPMENT
      Property and equipment consists of the following at March 31:

                                                                       1996         1995
                                                                   ----------      -------
          Machinery and equipment                                  $  684,581       678,132
          Furniture and fixtures                                      288,606       285,055
          Leasehold improvements                                      106,135       106,135
                                                                   ----------     ---------
                                                                    1,079,322     1,069,322
          Less accumulated depreciation and amortization              976,151       910,614
                                                                   ----------     ---------
                                                                   $  103,171       158,708
                                                                   ==========     =========

                                                                     (Continued)

                           MONITEK TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

(6)   ACCRUED LIABILITIES

      Accrued liabilities consists of the following at March 31:

                                                                       1996          1995
                                                                       ----          ----
          Accrued bonuses and other compensation                     $311,484       352,312
          Accrued commissions                                          52,982        53,932
          Accrued payroll and related taxes                            96,683        83,180
          Accrued professional fees                                    33,090        34,573
          Other accrued liabilities                                   127,670       102,678
                                                                     --------       -------
                                                                     $621,909       626,675
                                                                     ========      ========

(7)   NOTES PAYABLE TO RELATED PARTY

      The Company's major stockholder has made available $300,000 in notes payable of which $300,000 and $200,000 were outstanding at March 31, 1996 and 1995, respectively. These notes accrue interest at 10% per annum and are payable on demand. The notes are secured by all non-leased assets of the Company.

(8)   COMMON STOCK

      The Class A common stock has two votes per share and is automatically converted to an equal number of shares of common stock upon sale or transfer to any person who is not a holder of Class A common stock or at any time at the option of the holder. The common stock has one vote per share.

(9)   LOAN TO OFFICER

      In October 1990, the Company advanced funds to an officer in the amount of $30,000. During the year ended March 31, 1995, the note was forgiven when the officer exercised a put provision surrendering 42,000 shares of his Class A common stock in exchange for forgiveness of his advance.

      The advance was issued to enable the officer to retire indebtedness incurred to purchase the Company's common stock. The transaction involves the Company's stock and as such, the advance was shown as a reduction of stockholders' equity in the accompanying consolidated financial statements.

                                                                     (Continued)

                           MONITEK TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(10)  EMPLOYEE STOCK OPTION PLAN

      In May 1987, the Company's Board of Directors adopted a stock option plan (the Plan) under which officers, directors and key employees of the Company are eligible to receive incentive and/or non-qualified options. Under the Plan, 450,000 shares of common stock are reserved for issuance. The Plan is administered by the Board of Directors and expires in May 1997. Options granted under the Plan may be exercised for a period of up to ten years at an exercise price which is not less than the fair market value of the common stock at date of grant. At March 31, 1996, outstanding options were exercisable at prices which ranged from $.50 to $1.25. Generally, options vest over a four-year period, and the options granted have had an exercise period of five years.

      Changes in stock options for the years ended March 31 are summarized as follows:


                                                1996       1995       1994
                                              --------   --------   --------

          Options outstanding at
            beginning of year                   352,000    382,000    237,500

          Granted                                70,000         --    224,500

          Canceled                              (40,000)   (30,000)   (80,000)
                                                -------    -------    -------

          Outstanding at end of year            382,000    352,000    382,000
                                                =======    =======    =======

          Currently exercisable                 327,000    265,542    220,958
                                                =======    =======    =======

          Available for grant                    68,000     98,000     68,000
                                                =======    =======    =======

                                                                     (Continued)

                           MONITEK TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

(11)  INCOME TAXES

      The components of domestic and foreign losses and income taxes are as follows for the years ended March 31:


                                               1996         1995        1994
                                            ----------   ---------   ---------

          Loss before income tax expense:
              Domestic                       $(525,794)   (238,881)   (659,767)
              Foreign                          (32,369)    (30,261)   (110,834)
                                             ---------    --------    --------
                                             $(558,163)   (269,142)   (770,601)
                                            ==========     ========    ========
          Income tax expense:
              Domestic:
                  Current - State                1,600       2,400         800
              Foreign:
                  Current                        2,284       1,458       2,226
                                             ---------    --------    --------
                                                $3,884       3,858       3,026
                                            ==========    ========    ========

      A reconciliation between the Company's effective income tax rate and the statutory federal income tax rate is as follows for the years ended March 31:

                                                       1996      1995      1994
                                                     -------   -------   -------
          Expected federal income tax benefit at
            the statutory rate                       (34.0)%   (34.0)%   (34.0)%
          Increase (decrease) in taxes resulting
            from:
              Repatriation of DISC and
                foreign subsidiary earnings            4.8       8.5      10.1
              State benefit net of federal
                benefit                                0.3       0.5      (6.6)
              Effect of operating loss for which
                no tax carrybacks are available       26.6      26.5      32.2
              Other                                    3.0      (0.1)     (1.3)
                                                    ------    ------    ------
                                                       0.7%      1.4%      0.4%
                                                    ======    ======    ======

                                                                     (Continued)

                           MONITEK TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(11)  INCOME TAXES, CONTINUED

      The tax effects of significant temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below for the years ended March 31:

                                                          1996          1995
                                                       ----------    ----------
      Deferred tax assets:
        Allowance for doubtful accounts                $   12,550         9,850
        Inventories, principally due to reserve for
          obsolescence and tax capitalization             107,355       109,722
        Property and equipment, principally due to
          depreciation                                     21,056        32,610
        Other accruals                                     10,946        10,850
        Net operating loss carryforward                 1,941,995     1,757,279
                                                       ----------    ----------
            Total gross deferred tax assets             2,093,902     1,920,311
        Less valuation allowance                       (1,934,888)   (1,734,471)
                                                       ----------    ----------
            Net deferred tax assets                       159,014       185,840
      Deferred tax liabilities:
        DISC accumulated earnings                        (159,014)     (185,840)
                                                       ----------    ----------
            Net deferred taxes                         $     --            --
                                                       ==========    ==========

      The Company established a valuation allowance against tax benefits that are potentially available to the Company but have not yet been recognized. This valuation allowance relates to the amount of net operating loss carryforwards in excess of existing net taxable temporary differences and to certain deductible temporary differences that may not reverse during periods in which the Company may generate net taxable income. During the years ended March 31, 1996 and 1995, the Company recorded increases of $200,417 and $114,877, respectively, in the valuation allowance primarily as a result of the net operating loss generated during the year.

      At March 31, 1996, the Company had approximately $5,404,845 of net operating loss carryforwards available to offset future federal taxable income and approximately $1,700,023 of net operating loss carryforwards available to offset future California taxable income. The federal and state net operating loss carryforwards expire at various dates through 2011.

      Federal tax law imposes restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership. The Company's net operating loss may be subject to potential limitations as a result of these provisions.

                                                                     (Continued)

                           MONITEK TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(12)  LEASES

      The Company leases its offices and production facilities under operating leases and has commitments under certain other operating leases. Rental expense under operating leases was $328,452, $334,382 and $236,308 for the years ended March 31, 1996, 1995 and 1994, respectively.

      Future minimum lease payments for operating leases with initial or remaining terms in excess of one year are as follows at March 31, 1996:


                1997            $261,514
                1998             200,931
                1999             114,284
                2000             103,621
                2001             101,665
                Thereafter       194,975
                                --------
                                $976,990
                                ========

                                                                     (Continued)

                           MONITEK TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(13)  SEGMENT AND GEOGRAPHIC INFORMATION

      The Company operates in one industry segment as described in note 1, Nature of Business. Sales and operating losses for each of the years in the three-year period ended March 31, 1996 and identifiable assets classified by the major geographic areas in which the Company operates, are as follows:


                                                              1996        1995          1994
                                                          ----------   -----------   ----------
          Sales to unaffiliated customers:
             United States
               Domestic                                    $1,869,720     1,676,731    1,622,725
               Export sales                                   590,676       683,382      638,861
             Continental Europe                             4,235,000     3,729,287    3,418,702
          Intercompany transfers                              993,654     1,086,456      880,724
          Eliminations                                       (993,654)   (1,086,456)    (880,724)
                                                           ----------    ----------    ---------
          Net sales                                        $6,695,396     6,089,400    5,680,288
                                                           ==========    ==========    =========
          Operating loss:
             United States                                   (475,630)     (372,082)    (703,221)
             Continental Europe                               (22,803)      (42,257)     (80,392)
                                                           ----------    ----------    ---------
          Operating loss                                     (498,433)     (414,339)    (783,613)
          Interest expense                                   (101,211)      (46,055)     (42,446)
          Other income, net                                    41,481       191,252       55,458
                                                           ----------    ----------    ---------
          Loss before income tax expense                   $ (558,163)     (269,142)    (770,601)
                                                           ==========    ==========    =========
          Identifiable assets:
             United States                                  1,263,117     1,191,471
             Continental Europe                             1,345,083     1,580,284
                                                           ----------    ----------
          Total assets                                     $2,608,200     2,771,755
                                                           ==========    ==========

(14)  EMPLOYEE BENEFIT PLAN

      In September 1989, the Company adopted the Monitek Technologies, Inc. 401(k) Retirement Plan (the Benefit Plan). The Benefit Plan covers substantially all full time employees of the Company. Under the terms of the Benefit Plan, the Company may make discretionary contributions to the Benefit Plan. No such contributions were made during the years ended March 31, 1996, 1995 or 1994.

                                                                     (Continued)

                           MONITEK TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(15)  SELECTED QUARTERLY INFORMATION (UNAUDITED)


                                     1st Quarter    2nd Quarter    3rd Quarter    4th Quarter
                                     ------------   ------------   ------------   ------------

   Net sales:
      1996                            $1,763,795      1,897,662      1,794,329      1,239,610
      1995                             1,684,140      1,531,145      1,515,346      1,358,769

   Gross profit:
      1996                               958,544      1,011,591        979,495        690,867
      1995                               951,146        816,649        837,677        695,880

   Net (loss) income:
      1996                              (147,254)      (200,564)      (100,724)      (113,505)
      1995                                71,158         18,564       (103,350)      (259,372)

   Net (loss) income per share:
      1996                                  (.05)          (.07)          (.03)          (.04)
      1995                                   .02            .01           (.04)          (.08)

(16)  FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts reflected in the consolidated balance sheets for cash and other financial instruments approximate fair value due to the short maturity of these instruments.

(17)  RESULTS OF OPERATIONS, PROPOSED MERGER AND MANAGEMENT'S PLANS

      As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations which have reduced the Company's unused sources of liquidity to a very low level. These factors raise substantial doubt about the Company's ability to continue as a going concern without additional sources of external financing.

      On June 24, 1996, the Company's Board of Directors approved an Agreement and Plan of Merger (the Merger Agreement) with Sentex Sensing Technology, Inc. (Sentex) and a Sentex subsidiary. On the same date, the Merger Agreement was approved by the Board of Directors of Sentex and its subsidiary. Sentex develops and manufactures automated devices designed to identify and measure the concentrations of certain chemicals and its stock is traded on the NASDAQ Small Cap stock market. The Merger Agreement will be submitted for approval by the Company's shareholders and the Sentex shareholders and provides for the merger of the Sentex subsidiary into the Company. Consummation of the merger is subject to a variety of customary conditions and, accordingly, there can be no assurance that the merger will take place. The Company believes Sentex has a sufficiently strong cash position to satisfy the intermediate term needs of the Company for working capital. In addition, the Company intends to seek a working capital loan or loans from its major shareholder, Clarion Capital Corporation, pending completion of the merger.

                                                                     (Continued)

                           MONITEK TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(17)  RESULTS OF OPERATIONS, PROPOSED MERGER AND MANAGEMENT'S PLANS, CONTINUED

      Operating losses for fiscal years 1996 and 1995 were approximately $498,000 and $414,000, respectively. Fiscal year 1996 sales and gross profit were approximately 10% higher than the prior year but the increase in gross profit was offset by increases in operating expenses. Selling, general and administrative expenses increased by approximately $356,000, or 11%, primarily as a result of higher sales commissions and payroll related expenses. Research, development and product engineering expenses increased by approximately $67,000, or 20%. Spending during the first half of fiscal year 1995 had been severely curtailed in order to conserve working capital and reduce operating losses. Subsequently, management, with approval from the Board of Directors, made the decision to fund certain engineering projects that had been placed on hold, resulting in increased expenditures in subsequent periods.

                           MONITEK TECHNOLOGIES, INC.

                                 AND SUBSIDIARY



               Index to Consolidated Financial Statement Schedule
               --------------------------------------------------



                                                            Page
                                                            ----

Schedule II    Valuation and Qualifying Accounts             S-2

                          MONITEK TECHNOLOGIES, INC.

                                AND SUBSIDIARY

                                  SCHEDULE II

                       Valuation and Qualifying Accounts


                                                           Additions-
                                               Balance at  charged to                Balance at
                                               beginning    costs and                    end
                     Description               of period    expenses    Write-offs     of year
          ----------------------------------   ---------   ----------   ----------   ----------

1996      Allowance for doubtful accounts       $ 35,465       10,477       10,831       35,111
1995      Allowance for doubtful accounts         64,163       12,000       40,698       35,465
1994      Allowance for doubtful accounts         41,163       27,474        4,474       64,163
1996      Reserve for inventory obsolescence     124,807       32,491       26,266      131,032
1995      Reserve for inventory obsolescence     102,559       36,000       13,752      124,807
1994      Reserve for inventory obsolescence      87,360      111,251       96,052      102,559