Form 10-Q
period 1996-06-30
MONITEK TECHNOLOGIES INC
filed 1996-08-14
CIK 814180

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1996        Commission File Number 33-14201
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



                                                   Outstanding at
    CLASS                                           June 30, 1996
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

                           MONITEK TECHNOLOGIES, INC.
                           --------------------------


                               TABLE OF CONTENTS
                               -----------------


ITEM      DESCRIPTION                                          PAGE
- ----      -----------                                          ----

          PART I - FINANCIAL INFORMATION
          ------------------------------

1.        Financial Statements

          Consolidated Balance Sheets as of March 31,1996
          (audited) and June 30, 1996 (unaudited)................3

          Consolidated Statements of Operations (unaudited)
          for the Three Months Ended June 30, 1995 and
          June 30, 1996..........................................5

          Consolidated Statements of Cash Flows (unaudited)
          for the Three Months Ended June 30, 1995
          and June 30, 1996......................................6

          Notes to Consolidated Financial Statements.............7

2.        Management's Discussion and Analysis of Financial
          Condition and Results of Operations....................9

          PART II - OTHER INFORMATION
          ---------------------------

6.        Exhibits and Reports on Form 8-K......................12


          SIGNATURE............................................ 12
          ---------

                  MONITEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 1996 AND JUNE 30, 1996


                                                  March 31,     June 30,
                                                    1996          1996
                                                  (Audited)    (Unaudited)
                                                 -----------   -----------
          ASSETS
          ------

Current Assets:

 Cash.........................................   $   51,235    $   45,166
 Accounts receivable, less allowance for
  doubtful accounts of $35,111 and $34,988....      859,810       862,414
 Inventories..................................    1,382,433     1,437,363
 Other current assets.........................      167,596       183,361
                                                   --------    ----------

      Total Current Assets....................    2,461,074     2,528,304

Property and equipment, less accumulated
 depreciation and amortization of
 $976,151 and $980,872........................      103,171       107,472
Product line acquisition costs, less
 accumulated amortization of
 $86,158 and $88,769..........................       42,469        39,858
Other assets..................................        1,486         1,486
                                                   --------    ----------

      Total Assets............................   $2,608,200    $2,677,120
                                                 ==========    ==========

     See accompanying notes to unaudited consolidated financial statements

                  MONITEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       MARCH 31, 1996 AND JUNE 30, 1996

                                                            March 31,     June 30,
                                                              1996          1996
                                                            (Audited)   (Unaudited)
                                                         -------------  ------------
  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------

Current Liabilities:
 Liability for factored receivables.......................  $  157,219    $  144,622
 Notes payable to related party...........................     300,000       476,940
 Trade accounts payable...................................     504,886       683,617
 Accrued liabilities......................................     621,909       577,502
                                                              --------      --------

     Total Current Liabilities............................   1,584,014     1,882,681
                                                             ---------     ---------
  Stockholders' Equity:

   Common stock - $.01 par value, authorized
    10,000,000 shares and 1,690,424 shares
    issued and outstanding................................      16,904        16,904
   Class A common stock - $.01 par value,
    authorized 2,000,000 shares and
    1,252,676 shares issued and outstanding,
    convertible into common stock.........................      12,527        12,527
   Paid-in capital........................................   6,117,176     6,117,176
   Accumulated deficit....................................  (5,164,429)   (5,391,157)
   Cumulative translation adjustment......................      42,008        38,989
                                                              --------      --------
       Total Stockholders' Equity.........................   1,024,186       794,439
                                                            ----------     ---------

       Total Liabilities and
    Stockholders' Equity.................................   $2,608,200    $2,677,120
                                                            ==========    ==========


     See accompanying notes to unaudited consolidated financial statements

                  MONITEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE THREE MONTHS ENDED
                        JUNE 30, 1995 AND JUNE 30, 1996
                                  (UNAUDITED)

                                         Three Months Ended
                                     ----------------------------
                                     June 30, 1995  June 30, 1996
                                     -------------  -------------

Net sales                               $1,763,795    $1,543,784
Cost of sales                              805,251       729,030
                                        ----------    ----------

    Gross profit                           958,544       814,754

Selling, general and
 administrative expenses                   955,660       903,156
Research, development and
 product engineering expenses              141,296        99,113
                                        ----------    ----------

    Operating loss                        (138,412)     (187,515)

Other income (expense):
  Interest expense                          (7,016)      (21,414)
  Foreign currency transaction loss         (3,499)      (19,813)
  Other income                               1,673         2,014
                                        ----------    ----------

    Loss before income tax expense        (147,254)     (226,728)

Income tax expense                               -             -
                                        ----------    ----------

    Net loss                            $ (147,254)   $ (226,728)
                                        ==========    ==========

Net loss per share                      $     (.05)   $     (.08)
                                        ==========    ==========

  Weighted average number of
   common shares outstanding             2,943,100     2,943,100
                                        ==========    ==========


See accompanying notes to unaudited consolidated financial statements

                  MONITEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
              THREE MONTHS ENDED JUNE 30, 1995 AND JUNE 30, 1996
                                  (UNAUDITED)

                                                     Three Months Ended
                                                ----------------------------
                                                   June 30,        June 30,
                                                    1995             1996
                                                -----------      -----------
Cash flows used in operating activities:
  Cash received from customers                  $ 1,598,740      $ 1,541,670
  Cash paid to suppliers and employees           (1,614,732)      (1,674,544)
  Interest paid                                      (7,016)         (21,414)
  Other misc. payments                              (20,920)          (7,103)
                                                -----------      -----------

       Net cash used in operating activities        (43,928)        (161,391)

Cash flows from investing activities:
 Capital expenditures                                (5,178)          (9,021)

Cash flows provided by financing activities:
  Borrowings (repayments) against
    trade receivables                                     -          (12,597)
  Borrowings under notes to related party            50,000          176,940
  Payments under capital lease obligations           (1,175)               -
                                                -----------      -----------

       Net cash provided by
         financing activities                        48,825          164,343
                                                -----------      -----------

Net decrease in cash                                   (281)          (6,069)

Cash at beginning of period                          59,908           51,235
                                                -----------      -----------

Cash at end of period                           $    59,627      $    45,166
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

    These interim statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 (Commission File No. 0-16544).

    Results of operations for the three months ended June 30, 1996 are not necessarily indicative of the results to be achieved for the full fiscal year.

2.  Inventories

    Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).

    Inventories consist of the following:

                                               March 31,     June 30,
                                                  1996         1996
                                              ----------   ----------

       Raw Materials                          $  174,160   $  164,778

       Component parts and
         work in progress                        521,716      560,821

       Finished goods                            817,589      847,796

       Less: Reserve for obsolescence           (131,032)    (140,032)
                                              ----------   ----------

                                              $1,382,433   $1,433,363
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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------

                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Net working capital decreased from $877,000 on March 31, 1996 to $646,000 on June 30, 1996. This decrease was the result of the loss for the period and various minor changes in non-current assets.

The Company's unused sources of liquidity, consisting of unrestricted cash, decreased from $51,000 on March 31, 1996 to $45,000 on June 30, 1996. As set forth in the notes to audited financial statements (Note 17) included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, the Company's recurring losses from operations and the resulting effect on cash flow raise substantial doubt about its ability to continue as a going concern without additional sources of external financing. On June 24, 1996, the Company's Board of Directors approved an Agreement and Plan of Merger (the "Merger Agreement") with Sentex Sensing Technology, Inc. ("Sentex") and a Sentex subsidiary. On the same date, the Merger Agreement was approved by the Boards of Directors of Sentex and its subsidiary. Sentex develops and manufactures automated devices designed to identify and measure the concentrations of certain chemicals and its stock is traded on the NASDAQ Small Cap stock market. The Merger Agreement will be submitted to the Company's shareholders and the Sentex shareholders at special meetings expected to be held later in the year. The Merger Agreement provides for the merger (the "Merger") of the Sentex subsidiary into the Company. Consummation of the Merger is subject to a variety of customary conditions and, accordingly, there can be no assurance that the Merger will take place. The Company believes that Sentex has a sufficiently strong cash position to satisfy the intermediate term needs of the Company for working capital. During the months of July and August 1996, the Company obtained working capital loans in the aggregate amount of $125,000 from its major share-holder, Clarion Capital Corporation ("Clarion"). The Company expects to seek an additional working capital loan or loans from Clarion pending completion of the Merger. However, there can be no assurance that Clarion will loan additional funds to the Company. It is a condition of the consummation of the Merger that any such loans by Clarion be repaid by the time of the closing of the Merger.

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

At June 30, 1996, the Company had available net operating loss carryforwards of approximately $5,405,000 and $1,700,000 to offset future Federal and California taxable income, respectively. The Tax Reform Act of 1986 imposes certain restrictions on the amount of net operating loss carryforwards which can be used in any one year by the Company for losses prior to July 31, 1987, the date of the Company's initial public offering, which is deemed to be a change in ownership for Federal tax purposes. The Company's utilization of Federal net operating loss carryforwards from years prior to Fiscal 1988, totaling $1,640,000, is limited to approximately $620,000 per year. Deductions available for net operating losses generated in years subsequent to the change in ownership are unlimited. If the Company's income were to exceed the permissible net operating loss carryforward deduction, as to which there can be no assurance, the Company would incur liability for Federal income taxes on the excess earnings, even though net operating loss carryforwards would be available for future years.


RESULTS OF OPERATIONS
- ---------------------

Total net sales decreased by 12%, from $1,764,000 for the three months ended June 30, 1995 ("Fiscal 1996 Three Months") to $1,544,000 for the three months ended June 30, 1996 ("Fiscal 1997 Three Months"). Domestic sales decreased by 23%, export sales from the United States decreased by 6% and sales to continental Europe by the Company's wholly owned subsidiary, Monitek GmbH, decreased by 3%. The decline in domestic sales has been a subject of much concern to management and every effort is being made to increase market penetration. A poll of the Company's independent representatives indicates that their sales into the process control market, as a whole, have been lower than anticipated for the past several months. The general consensus is that there are a significant number of pending projects that should result in orders for the Company's products, but that the timing of the orders has yet to be determined.

Cost of sales, as a percentage of net sales, increased from 46% for the Fiscal 1996 Three Months to 47% for the Fiscal 1997 Three Months. Material costs increased from 36% to 37% of net sales, primarily as a result of a change in product mix. Direct labor and factory overhead remained constant, at 10% of net sales, for both the Fiscal 1996 Three Months and the Fiscal 1997 Three Months.

Selling, general and administrative expenses, as a percentage of net sales, increased from 54% for the Fiscal 1996 Three Months to 58% for the Fiscal 1997 Three Months. Actual expenses decreased from $956,000 to $903,000 but the percentage of decline was not as great as the decrease in sales.

Research, development and product engineering expenses decreased from $141,000, or 8% of net sales, for the Fiscal 1996 Three Months to $99,000, or 6% of net sales, for the Fiscal 1997 Three Months. Spending during the Fiscal 1996 Three Months increased sharply as a result of product redesigns to meet new European electrical specifications that went into effect on January 1, 1996.

Operating losses went from $138,000 for the Fiscal 1996 Three Months to $188,000 for the Fiscal 1997 Three Months as a result of the increase in cost of sales and selling, general and administrative expenses, as a percentage of sales, partially offset by the decrease in research, development and product engineering expenses.

Interest expense increased from $7,000 for the Fiscal 1996 Three Months to $21,000 for the Fiscal 1997 Three Months as a result of increased borrowings from Clarion Capital Corporation and the factoring of certain accounts receivable.

Foreign currency transactions resulted in losses of $3,000 for the Fiscal 1996 Three Months and $20,000 for the Fiscal 1997 Three Months as a result of fluctuations in the value of the U.S. Dollar relative to the German Deutsche Mark.

                               OTHER INFORMATION
                               -----------------


Exhibits and Reports on Form 8-K.

     (a)  No exhibits are filed herewith.

     (b) No reports on Form 8-K were filed for the three months ended June 30, 1996, but a report on Form 8-K was filed on July 1, 1996 to disclose the Agreement and Plan of Merger that was entered into by the Company and Sentex Sensing Technology, Inc. on June 24, 1996.


SIGNATURE
- ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MONITEK TECHNOLOGIES, INC.
                                    --------------------------
                                           (Registrant)


DATED: August 13, 1996              /s/ FRANK J. VETROVEC
- ----------------------              --------------------------
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