Form 10-Q
period 1996-09-30
MONITEK TECHNOLOGIES INC
filed 1996-11-13
CIK 814180

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

   For Quarter Ended September 30, 1996   Commission File Number 33-14201
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

                                            YES X   NO
                                               ---    ----



                                                    Outstanding at
        CLASS                                    September 30, 1996
        -----                                    ------------------

COMMON STOCK - $.01 PAR VALUE                          1,690,424

CLASS A COMMON STOCK - $.01 PAR VALUE                  1,252,676

                         MONITEK TECHNOLOGIES, INC.
                         --------------------------


                              TABLE OF CONTENTS
                              -----------------


ITEM       DESCRIPTION                                          PAGE
----       -----------                                          ----

           PART I - FINANCIAL INFORMATION
           ------------------------------

 1.        Financial Statements

           Consolidated Balance Sheets as of March 31,1996
           (audited) and September 30, 1996 (unaudited)...........3

           Consolidated Statements of Operations (unaudited)
           for the Three Months and Six Months Ended September
           30, 1995 and September 30, 1996........................5

           Consolidated Statements of Cash Flows (unaudited)
           for the Six Months Ended September 30, 1995
           and September 30, 1996.................................6

           Notes to Consolidated Financial Statements.............7

 2.        Management's Discussion and Analysis of Financial
           Condition and Results of Operations....................9

           PART II - OTHER INFORMATION
           ---------------------------

 6.        Exhibits and Reports on Form 8-K......................13


           SIGNATURE.............................................13
           ---------

                  MONITEK TECHNOLOGIES, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                    MARCH 31, 1996 AND SEPTEMBER 30, 1996


                                                  March 31,    September 30,
                                                    1996            1996
                                                  (Audited)     (Unaudited)
                                                 -----------   --------------
          ASSETS
          ------

Current Assets:

 Cash and equivalents..........................  $   51,235       $   30,374
 Accounts receivable, less allowance for
  doubtful accounts of $35,111 and $37,013.....     859,810          840,794
 Inventories...................................   1,382,433        1,364,847
 Other current assets..........................     167,596          282,996
                                                 ----------       ----------

      Total Current Assets.....................   2,461,074        2,519,011

Property and equipment, less accumulated
 depreciation and amortization of
 $976,151 and $991,352.........................     103,171          102,324
Product line acquisition costs, less
 accumulated amortization of
 $86,158 and $91,381...........................      42,469           37,247
Other assets...................................       1,486            1,486
                                                 ----------       ----------
      Total Assets.............................  $2,608,200       $2,660,068
                                                 ==========       ==========


    See accompanying notes to unaudited consolidated financial statements

                  MONITEK TECHNOLOGIES, INC. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS (CONT,D)
                    MARCH 31, 1996 AND SEPTEMBER 30, 1996


                                                March 31,    September 30,
                                                  1996           1996
                                                (Audited)     (Unaudited)
                                               -------------  ------------

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

Current Liabilities:
 Liability for factored receivables............ $   157,219   $   171,349
 Notes payable to related parties..............     300,000       676,940
 Trade accounts payable........................     504,886       532,090
 Accrued liabilities...........................     621,909       561,748
                                                -----------   -----------

     Total Current Liabilities.................   1,584,014     1,942,127


Stockholders' Equity:

 Common stock - $.01 par value, authorized
   10,000,000 shares with 1,690,424 shares
   issued and outstanding......................      16,904        16,904
 Class A common stock - $.01 par value,
   authorized 2,000,000 shares, 1,252,676
   shares issued and outstanding;
   convertible into common stock...............      12,527        12,527
 Paid-in capital...............................   6,117,176     6,117,176
 Accumulated deficit...........................  (5,164,429)   (5,468,066)
 Cumulative translation adjustment.............      42,008        39,400
                                                -----------   -----------
     Total Stockholders' Equity................   1,024,186       717,941
                                                -----------   -----------

     Total Liabilities and
       Stockholders' Equity.................... $ 2,608,200   $ 2,660,068
                                                ===========   ===========


    See accompanying notes to unaudited consolidated financial statements

                  MONITEK TECHNOLOGIES, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS AND SIX MONTHS ENDED
                  SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1996
                                 (UNAUDITED)


                                  Three Months Ended           Six Months Ended
                               -------------------------   -------------------------
                                     September 30,               September 30,
                                  1995          1996          1995          1996
                               -----------   -----------   -----------   -----------

Net sales                      $1,897,662    $1,742,893    $3,661,457    $3,286,677
Cost of sales                     886,071       825,298     1,691,322     1,554,328
                               ----------    ----------    ----------    ----------

  Gross profit                  1,011,591       917,595     1,970,135     1,732,349

Selling, general and
 administrative expenses        1,001,412       964,680     1,957,072     1,867,836
Research, development and
 product engineering              168,497        71,887       309,793       171,000
                               ----------    ----------    ----------    ----------

  Operating profit (loss)        (158,318)     (118,972)     (296,730)     (306,487)

Other income (expense):
  Interest expense                (24,394)      (29,912)      (31,410)      (51,326)
  Foreign currency trans-
    action gain (loss)            (19,963)        5,112       (23,462)      (14,701)
  Other income                      2,111        66,863         3,784        68,877
                               ----------    ----------    ----------    ----------

Loss before
     income tax expense          (200,564)      (76,909)     (347,818)     (303,637)
Income tax expense                      -             -             -             -
                               ----------    ----------    ----------    ----------

      Net loss                 $ (200,564)   $  (76,909)   $ (347,818)   $ (303,637)
                               ==========    ==========    ==========    ==========

Net loss per share             $     (.07)   $     (.03)   $     (.12)   $     (.10)
                               ==========    ==========    ==========    ==========
Weighted average number of
 common shares outstanding      2,943,100     2,943,100     2,943,100     2,943,100
                               ==========    ==========    ==========    ==========

     See accompanying notes to unaudited consolidated financial statements


                   MONITEK TECHNOLOGIES, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
            MONTHS ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1996
                                  (UNAUDITED)

                                                                        Six Months Ended
                                                                        ----------------
                                                                         September 30,
                                                                     1995           1996
                                                                  -----------    -----------
Cash flows from operating activities:
 Cash received from customers                                     $ 3,523,505    $ 3,306,507
 Cash paid to suppliers and employees                              (3,545,603)    (3,740,548)
 Interest paid                                                        (31,410)       (51,326)
 Income taxes paid                                                          -              -
 Other miscellaneous cash
   receipts (disbursements)                                           (26,160)        87,789
                                                                  -----------    -----------

     Net cash used in operations                                      (79,668)      (397,578)

Cash flows from investing activities:
  Capital expenditures                                                 (6,853)       (14,353)

Cash flows from financing activities:
  Increase in borrowings against
   trade receivables                                                        -         14,130
  Net borrowings from related parties                                 100,000        376,940
  Capital lease obligation payments                                    (2,399)             -
                                                                  -----------    -----------
       Net cash used in
         financing activities                                          97,601        391,070
                                                                  -----------    -----------

Net increase (decrease) in cash
  and equivalents                                                      11,080        (20,861)

Cash and equivalents at beginning of period                            59,908         51,235
                                                                  -----------    -----------

Cash and equivalents at end of period                             $    70,988    $    30,374
                                                                  ===========    ===========

     See accompanying notes to unaudited consolidated financial statements

                   MONITEK TECHNOLOGIES, INC. AND SUBSIDIARY
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements include the accounts of Monitek Technologies, Inc. and its wholly owned subsidiary collectively the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

    Results of operations for the six months ended September 30, 1996 are not necessarily indicative of the results to be achieved for the full fiscal year.

2.  Inventories

    Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).

    Inventories consist of the following:

                                          March 31,       September 30,
                                            1996              1996
                                         ----------       -------------

       Raw Materials                     $  174,160         $  181,070
       Component parts and
         work in progress                   521,716            501,367

       Finished goods                       817,589            831,442

  Less: Reserve for obsolescence           (131,032)          (149,032)
                                         ----------         ----------
                                         $1,382,433         $1,364,847
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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net working capital decreased from $877,000 on March 31, 1996 to $577,000 on September 30, 1996. This decrease was the result of the loss for the period and various minor changes in non-current assets.

The Company's unused sources of liquidity, consisting of unrestricted cash, decreased from $51,000 on March 31, 1996 to $30,000 on September 30, 1996. As set forth in the notes to audited financial statements (Note 17) included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, the Company's recurring losses from operations and the resulting effect on cash flow raise substantial doubt about its ability to continue as a going concern without additional sources of external financing. On June 24, 1996, the Company's Board of Directors approved an Agreement and Plan of Merger (the "Merger Agreement") with Sentex Sensing Technology, Inc. ("Sentex") and a Sentex subsidiary. On the same date, the Merger Agreement was approved by the Boards of Directors of Sentex and its subsidiary. Sentex develops and manufactures automated devices designed to identify and measure the concentrations of certain chemicals and its stock is traded on the NASDAQ Small Cap stock market. The Merger Agreement will be submitted to the Company's shareholders and the Sentex share-holders at special meetings expected to be held later in the year. The Merger Agreement provides for the merger (the "Merger") of the Sentex subsidiary into the Company. Consummation of the Merger is subject to a variety of customary conditions and, accordingly, there can be no assurance that the Merger will take place. The Company believes that Sentex has a sufficiently strong cash position to satisfy the intermediate term needs of the Company for working capital. During the three months ended September 30, 1996, the Company obtained working capital loans in the aggregate amount of $140,000 from its major shareholder, Clarion Capital Corporation ("Clarion") and also obtained working capital loans in the aggregate amount of $60,000 from Sentex. The Company expects to seek additional working capital loans from Clarion and Sentex pending completion of the Merger. However, there can be no assurance that Clarion or

Sentex will loan additional funds to the Company. It is a condition of the consummation of the Merger that any such loans by Clarion be repaid by the time of the closing of the Merger. In the event that the Merger does not take place, the Company's management will continue to seek other sources of financing including, but not limited to, loans collateralized by assets of the Company and a sale of equity securities, to fund its operating and working capital requirements. There is no assurance that such financing, if available, can be obtained on terms satisfactory to the Company.

At September 30, 1996, the Company had available net operating loss carryforwards of approximately $5,405,000 and $1,700,000 to offset future Federal and California taxable income, respectively. The Tax Reform Act of 1986 imposes certain restrictions on the amount of net operating loss carryforwards which can be used in any one year by the Company for losses prior to July 31, 1987, the date of the Company's initial public offering, which is deemed to be a change in ownership for Federal tax purposes. The Company's utilization of Federal net operating loss carryforwards from years prior to Fiscal 1988, totaling $1,640,000, is limited to approximately $620,000 per year. Deductions available for net operating losses generated in years subsequent to the change in ownership are unlimited. If the Company's income were to exceed the permissible net operating loss carryforward deduction, as to which there can be no assurance, the Company would incur liability for Federal income taxes on the excess earnings, even though net operating loss carryforwards would be available for future years. In the event that the Merger takes place, another change in ownership for Federal tax purposes would occur.


RESULTS OF OPERATIONS
---------------------

Net sales decreased by 8% for the three months and 10% for the six months ended September 30, 1996 ("Fiscal 1997 Three Months") and ("Fiscal 1997 Six Months") compared with the three months and six months ended September 30, 1995 ("Fiscal 1996 Three Months") and ("Fiscal 1996 Six Months"). Domestic sales increased by 18% for the Fiscal 1997 Three Months and decreased by 6% for the Fiscal 1997 Six Months, while export sales from the United States increased by 18% and 7 % for the Fiscal 1997 Three Months and Six Months, respectively, compared with the comparable prior year periods. Sales to Continental Europe by Monitek GmbH decreased by 14% for the Fiscal 1997 Three Months and 10% for the Fiscal 1997 Six Months compared with the Fiscal 1996 periods. Sales by

Monitek GmbH during the Fiscal 1996 Three Months and Six months were inflated by a $162,000 shipment of goods which had a final destination in the Far East. Such large orders are quite rare and, when they occur, they have a significant impact on the comparative analysis of year-to-year sales.

Cost of sales, as a percentage of net sales, varied from 47% and 46% for the Fiscal 1996 Three Months and Fiscal 1996 Six Months to 47% and 47%, respectively, for the Fiscal 1997 Three Months and Six Months. Material costs, as a percentage of net sales, varied from 37% and 36%, respectively, for the Fiscal 1996 Three Months and Six Months to 37% for both of the comparable Fiscal 1997 periods, primarily as a result of a change in product mix. Direct labor and factory overhead remained constant, at 10% of net sales, for the Fiscal 1996 and Fiscal 1997 periods.

Selling, general and administrative expenses, as a percentage of net sales, increased from 53% for both the Fiscal 1996 Three Months and Fiscal 1996 Six Months to 55% and 57% for the comparable Fiscal 1997 periods. Actual expenses were lower during Fiscal 1997 but the percentage of decline was not as great as the decrease in sales.

Research, development and engineering expenses, as a percentage of net sales, increased from 8.9% and 8.5% for the Fiscal 1996 Three Months and Six Months compared to 4.1% and 5.2% for the comparable Fiscal 1997 periods. Spending during the Fiscal 1996 periods increased sharply as a result of product redesigns to meet new European electrical specifications that went into effect on January 1, 1996.

Operating losses varied from $158,000 and $297,000 for the Fiscal 1996 Three Months and Fiscal 1996 Six Months, respectively, to $119,000 and $306,000 for the comparable Fiscal 1997 periods.

Interest expense increased from $24,000 and $31,000 for the Fiscal 1996 Three Months and Six Months, respectively, to $30,000 and $51,000 for the comparable Fiscal 1997 periods as a result of increased borrowings from Clarion and Sentex and the factoring of certain accounts receivable.

Foreign currency transactions resulted in losses of $20,000 and $23,000 for the Fiscal 1996 Three Months and Six Months compared with a gain of $5,000 for the Fiscal 1997 Three Months and a loss of $15,000 for the Fiscal 1997 Six Months as a result of fluctuations in the value of the U.S. Dollar relative to the German Deutsche Mark.

Other income increased from $2,000 and $4,000 for the Fiscal 1996 Three Months and Six Months to $67,000 and $69,000 for the Fiscal 1997 periods. In September 1996, Monitek GmbH received in excess of $60,000 at the conclusion of a patent dispute in Germany.

                               OTHER INFORMATION
                               -----------------


Exhibits and Reports on Form 8-K.

    (a)  Exhibit 27 -- Financial Data Schedule.

    (b) A report on Form 8-K was filed on July 1, 1996 to disclose the Agreement and Plan of Merger that was entered into by the Registrant and Sentex Sensing Technology on June 24, 1996. No other reports were filed by the Registrant during the quarter ended September 30, 1996.



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


DATED: November 13, 1996
------------------------


                                  /s/ Frank J. Vetrovec
                                  --------------------------
                                  Frank J. Vetrovec
                                  President and Chief
                                  Operating Officer



                                  /s/ James S. O'Leary
                                  ------------------------
                                  James S. O'Leary
                                  Executive Vice President
                                  and Chief Financial Officer